Form 10-K
period 1995-04-01
TRIDEX CORP
filed 1995-06-30
CIK 47254

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549
                       -----------------------------------
                                     FORM 10-K

(Mark One)

/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year (52 weeks) ended APRIL 1, 1995
                                     _____________

                                     or

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from __________ to __________.

Commission file number: 1-5513

                               TRIDEX CORPORATION
- - ------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

CONNECTICUT                                                           06-0682273
- - ------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

61 WILTON ROAD, WESTPORT, CT                                              06880
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number,
including area code                                                 203-226-1144
- - --------------------------------------------------------------------------------
Securities registered pursuant to Section 12 (b) of the Act:

      Title of each class                  Name of each exchange on
                                               which registered
- - --------------------------------------------------------------------------------
COMMON STOCK, WITHOUT PAR VALUE             AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12 (g) of the Act:

                                      NONE
- - --------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. / /

As of JUNE 1, 1995 the aggregate market value of the registrant's issued and outstanding voting stock held by non-affiliates of the registrant was $18,800,000.

As of JUNE 1, 1995 the registrant had outstanding 3,679,746 shares of common stock, without par value.

                        Exhibit Index appears on page 33

                                     1 of 53

                                     PART I

GENERAL

       Tridex Corporation ("Tridex" or the "Company"), through its wholly-owned subsidiaries Magnetec Corporation ("Magnetec"), Ithaca Peripherals Incorporated ("Ithaca"), Ultimate Technology Corporation ("Ultimate") and Cash Bases GB Limited ("Cash Bases"), is primarily engaged in the design, development, manufacture and sale of specialty printers, terminal devices and other peripheral products. The Company's market is the interface between the consumer and the retailer or other service provider in a variety of transactions - at the retail point-of-sale ("POS"), an automated teller machine ("ATM"), a kiosk, or a lottery terminal. The Company's products include custom-designed dot matrix and thermal printer mechanisms used to print receipts, coupons, event and lottery tickets, bank statements and product or service information; optical mark-sense readers and document transport systems used for automated data entry to lottery terminals, educational test scoring and vote tally systems; and POS printers, POS customer displays, POS terminal devices and cash drawers used in the retail industry.

ITEM 1. BUSINESS

       (A) GENERAL DEVELOPMENT OF BUSINESS SINCE APRIL 2, 1994

       On June 20, 1994 the Company acquired Cash Bases of Newhaven, England. Cash Bases is the largest British manufacturer of cash drawers for POS applications in Europe. The acquisition of Cash Bases has provided Tridex with an entry into one of the largest markets in the world for POS equipment, as well as the opportunity to accelerate the entry of the Company's other POS products into the European market through joint marketing and sales efforts. The purchase price of pounds sterling 3.5 million (approximately $5.330 million) was paid pounds sterling 3.067 million (approximately $4.672 million) in cash and pounds sterling 433,000 (approximately $658,000) by delivery of 96,788 shares of Tridex common stock, of which 72,647 shares were placed in escrow to secure the accuracy of certain representations and warranties made by the sellers. The Company borrowed the cash portion of the purchase price. See "Management's Discussion and Analysis of the Results of Operations and Financial Condition - Liquidity and Capital Resources."

       (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       Tridex presently operates in one industry segment, the design, manufacture and sale of specialty printers, terminal devices and other peripheral products.

       (C) NARRATIVE DESCRIPTION OF BUSINESS

       (i) PRINCIPAL PRODUCTS AND SERVICES

       Tridex designs, manufactures and sells specialty dot matrix impact printers, thermal printers, printer mechanisms and optical mark-sense readers for OEM applications, and dot matrix impact printers, customer displays, terminal devices and custom cash drawers for POS applications.

       Tridex's printers and printer mechanisms are high performance, full-featured peripherals that utilize the Company's electromechanical printing components and subassemblies. Tridex designs and manufactures a wide variety of printer products, including printers for automated applications such as interactive kiosks and ATMs, printers for lottery and pari-mutuel terminals and other gaming applications and standalone printers for POS and industrial applications. In addition to designing its own printer products, Tridex also provides the mechanical design services for customers of printers for integrated use in specialty applications. The Company's optical mark-sense readers and document transport systems may be used in, or in connection with, products that feature the Company's printer mechanisms and printheads. The Company's cash drawers, constructed of metal, are high quality, custom products, for use with POS terminals primarily in supermarkets, specialty stores and convenience stores. Cash drawers are fabricated in the United Kingdom and are sold primarily in Western Europe through a direct sales force.

                Tridex manufactures and markets POS customer displays and terminal devices for use in Twinax, Unix/Aix and PC-based POS applications. Tridex's specialty printers, printer components, terminals and other peripheral products are sold to systems integrators, original equipment manufacturers and directly to end users by a direct sales force comprised of 20 people located in Connecticut, New York, New Hampshire, Illinois, California, Georgia, the United Kingdom, Germany, France and Spain.

       Sales of printers, including POS printers, and printer components accounted for 58%, 71%, and 82% of the Company's net sales for the three fiscal years ended April 1, 1995, April 2, 1994 and April 3, 1993, respectively. Sales of POS printers, accounted for 36%, 45% and 51% of such net sales in the same periods. Sales of POS customer displays, terminals and related products, which the Company began selling in fiscal year 1993, accounted for 23%, 27% and 6% of the Company's net sales for the years ended April 1, 1995, April 2, 1994 and April 3, 1993 respectively. Solenoid sales were less than 2% of total sales in fiscal 1994 with none in fiscal 1995 as the product line was sold on October 1, 1993. Sales of custom cash drawers accounted for 19% of the Company's net sales for the year ended April 1, 1995, the first fiscal year to include such sales. Cash Bases had consolidated revenues of pounds sterling 6.4 million (approximately $9.6 million) for its fiscal year ended April 30, 1994.

       (ii) SOURCES AND AVAILABILITY OF RAW MATERIALS

       The principal materials used by Magnetec are copper wire, magnetic metals, injection molded plastic parts, formed metal parts and electronic subassemblies, all of which are readily available from a number of sources. Ithaca is dependent upon a single source of supply for printer mechanisms for its POS printers. The loss of this supply source would have a material adverse effect on Tridex and its subsidiaries taken as a whole. Ithaca has a contract with this source of supply to provide sufficient quantity of printer mechanisms until March, 1996. Ithaca enjoys good relations with this source of supply and has received no indication that the supply agreement will not be renewed beyond the expiration of the current contract. Ithaca cannot be certain, however, that the supply agreement will be renewed, or if renewed, that the renewal terms will be as favorable as those under the current contract. The principal raw materials for cash drawers are sheet metal and molded plastic parts which are available from several sources.

       (iii) PATENTS

       Tridex considers two of its patents to be material to the conduct of its business. The Company has rights to a patent expiring in 1998 protecting unique technology involving mark sensing and to a patent expiring in 2008 involving a unique automated cut-off device which is an option offered in certain of its POS printers. Tridex considers certain of its other patents, manufacturing processes and designs to be proprietary in nature, and, therefore, valuable assets.

       (iv) SEASONALITY AND PRACTICES RELATING TO WORKING CAPITAL ITEMS

       Sales of the Company's products are not subject to material seasonal variations. As a result, the Company has not historically been required to maintain significant inventories of raw materials or finished goods in order to fill customer orders.

       (v) CERTAIN CUSTOMERS

       Sales to Indiana Cash Drawer Company, an unrelated distributor of POS products, accounted for 8.3%, 10.5% and 6.2% of consolidated net sales during fiscal years 1995, 1994 and 1993, respectively. Sales to another customer accounted for 5.9%, 6.9% and 5.2% of consolidated net sales during fiscal years 1995, 1994 and 1993, respectively.

       (vi) BACKLOG

       The Company's backlog of firm orders was approximately $11,852,000 as of May 27, 1995 compared to a backlog of approximately $7,800,000 as of May 28, 1994. Tridex expects to fill all of its backlog within the current fiscal year.

       (vii) COMPETITION

       The markets for the Company's products are highly competitive. Through its operating subsidiaries the Company competes with approximately 2 domestic and 5 foreign manufacturers for sales of printer mechanisms and components, with approximately 3 domestic and 2 foreign manufacturers for sales of optical mark-sense readers and POS printers, with approximately 3 domestic manufacturers for sales of POS terminal devices, with approximately 3 domestic and 4 foreign manufacturers for sales of POS customer displays, and with 4 manufacturers of high quality cash drawers. In the market for POS printers, the Company competes with Epson America, Inc., which holds a dominant market position.

       All of the Company's products compete on the basis of price, performance, quality and reliability. Some of the Company's lower production volume products sold to the lottery, interactive kiosk, general gaming and automatic teller machine industries compete based upon the Company's ability to provide highly specialized and custom engineering and continuous technical support. In the kiosk industry, Tridex has established itself as a major independent supplier of printer mechanisms to a number of major interactive kiosk manufacturers. With respect to its higher volume products, the Company competes based on its product design, quality, and reliability, customer support and in some cases based upon the uniqueness of its products. The Company also competes on the basis of its design capabilities and quality control procedures.

       In certain markets, the Company's competitors can sometimes offer lower prices than the Company because of lower overhead, attributable to higher volume production and off-shore manufacturing locations, which enjoy cheaper sources of labor and raw materials. Many of the Company's domestic competitors, particularly those that are divisions of substantially larger companies, have greater financial and other resources than Tridex.

       (viii) RESEARCH AND DEVELOPMENT ACTIVITIES

       The Company spent approximately $2.4, $2.0 and $1.4 million in fiscal years 1995, 1994 and 1993 respectively, on engineering, design and product development efforts in connection with specialized engineering and design to introduce a number of new products and to custom-tailor products for the Company's customers.

       (ix) ENVIRONMENT

         Somerville, Massachusetts - Allu Realty Trust ("Allu"), a Massachusetts business trust, with transferable shares, all of which are owned by Tridex, is the former owner of land improved with a manufacturing-warehouse building located at 100 Foley Street, Somerville, Massachusetts (the "Site"). Although Allu has sold the property to 100 Foley Street Incorporated ("Foley"), an unrelated entity, Allu and Tridex remain responsible for certain environmental problems associated with the Site.

         During July 1984, Allu and Tridex disclosed to the Massachusetts Department of the Attorney General the existence of chromium, oil and grease at the Site. As a result, the Environmental Protection Division of the Department of the Attorney General and the Massachusetts Department of Environmental Protection ("MDEP") conducted an investigation of the Site. At MDEP's request, the Company retained an environmental engineering firm, which completed a Phase II investigation study of the Site. The Company has conducted further studies to more specifically characterize and assess the Site and to determine appropriate long term clean-up. In January 1993, the Company entered into an agreement with Foley pursuant to which Tridex and Foley agreed to pay 75% and 25%, respectively, of the costs incurred after January 1, 1992 in connection with the investigation and remediation of the Site (the "Site Participation Agreement"). The Site Participation Agreement also provides that, to the extent there are available proceeds from the sale of the Site or, if not sold, from the operation of the Site after January 1, 1997, Tridex shall be reimbursed for all or a portion of the $260,000 it expended in connection with the Site prior to January 1, 1992. Under the terms of an Escrow Agreement entered into by Tridex and Foley simultaneously with the Site Participation Agreement (the "Escrow Agreement"), Tridex and Foley each placed $125,000 into escrow to fund the payment of their obligations under the Site Participation Agreement. Under the terms of the Escrow Agreement, Tridex must place an additional $100,000 in escrow at the request of the Escrow Agent and thereafter the amount of any additional funds required by the Escrow Agent to be placed in escrow shall be contributed 75% by Tridex and 25% by Foley. Approximately $2,000 was being held in escrow as of April 1, 1995, all of which was contributed by Foley.

         As of April 1, 1995, the Company had spent approximately $579,000 in connection with the Site. Of this amount, approximately $424,000 relates to investigation or remediation costs incurred at the Site. Although it is difficult to distinguish between amounts spent for investigation and remediation, the Company estimates that approximately $351,000 has been spent in connection with investigation and approximately $73,000 has been spent in connection with remediation of the Site. The Company estimates that it will spend approximately $100,000 to $300,000 in connection with the Site during fiscal 1996, including expenditures from the escrow account. Based upon preliminary estimates provided by a consulting environmental engineer and based upon the likely future uses of the property, as of April 1, 1995, the Company had accrued $333,000 for the estimated liability associated with the Site which represents the currently estimated minimum cost of remediation, after considering the cost sharing arrangement discussed above. Accordingly, although no assurances can be given regarding the materiality of the total costs which may be incurred, the Company does not believe at this time that the remediation of the Site is reasonably likely to have a material effect on the Company's financial condition, results of operations or liquidity. The Company believes that implementation of clean-up measures will commence, and may be completed, in fiscal 1996, in which case the entire amount of remediation costs to be borne by the Company would be incurred and paid in fiscal 1996. The Company expects that, as in the past, funds being held in escrow, cash from operations and the Company's credit facilities will be sufficient to pay the costs of remediation without a material effect on the Company's operations.

         The Company has also been notified by an adjacent property owner, Cooper Industries ("Cooper"), that certain petroleum products that may have migrated from the Site have been detected in a monitoring well located on Cooper's property. The Company and Foley are investigating possible oil contamination along the border between the Site and the property owned by Cooper.

       (x) EMPLOYEES

       As of May 27, 1995, Tridex and its subsidiaries employed approximately 422 persons.

       (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

       Prior to fiscal 1995, the Company had no foreign operations and export sales were minimal. Primarily as a result of the acquisition of Cash Bases, the Company had approximately $10.9 million of sales which originated outside the United States during fiscal 1995. For the amounts of revenue, operating profit or loss and identifiable assets by geographic area, see Note 12 to the Consolidated Financial Statements included in this report. In addition, during fiscal 1995, the Company had export sales from the United States of approximately $4.0 million, of which $2.4 million was to Canada and the majority of the balance to Europe.

       (E) DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       (i) DIRECTORS OF THE REGISTRANT



                                                                                      Principal Business
    Director Name                Principal Occupation           Employer Name                of Employer
    -------------                --------------------           -------------            ------------------
Seth M. Lukash                   Chairman of the Board,       Tridex Corporation        Manufacturer of computer
                                 President, Chief Executive                             peripheral equipment
                                 Officer and Chief Operating
                                 Officer

Richard T. Bueschel              Chairman                     Northern Equities, Inc.   Investments and commercial real
                                                                                        estate development

Paul J. Dunphy                   Management Consultant        Self-employed             Management consulting

Ralph I. Fine                    President and Chief          Integral Resources, Inc.  Telemarketing company
                                 Executive
                                 Officer

Alvin Lukash                     Consultant                   Tridex Corporation        Manufacturer of computer
                                                                                        peripheral equipment

Richard W. Sonnenfeldt           Senior Advisor               NAPP Systems, Inc.        Manufacturer of printing plates

Graham Y. Tanaka                 President                    Tanaka Capital            Investment advising
                                                               Management, Inc.

       (ii) EXECUTIVE OFFICERS OF THE REGISTRANT

             Name                         Age                                  Position
             ----                         ---                                  ---------
Seth M. Lukash                             49             Chairman of the Board of Directors, President, Chief
                                                          Executive Officer, Chief Operating Officer and Director

Richard L. Cote                            53             Senior Vice President and Chief Financial Officer

George T. Crandall                         48             Vice President, Treasurer, Controller and Assistant
                                                          Secretary

S. Scott Kumpf                             47             President, Ithaca Peripherals Incorporated, a wholly-
                                                          owned subsidiary of the Company

Dennis J. Lewis                            40             President, Ultimate Technology Corporation, a wholly-
                                                          owned subsidiary of the Company

Bart C. Shuldman                           38             President, Magnetec Corporation, a wholly-owned subsidiary of the Company

Hugh T. Burnett                            55             Managing Director, Cash Bases GB Limited, a wholly-owned
                                                          subsidiary of the Company

Ralph I. Fine                              55             Secretary and Director

       Seth M. Lukash has been a senior Executive Officer of the Company since 1977 and has been a Director since 1979. He has served as Chairman of the Board of Directors of the Company since November, 1988, Chief Executive Officer since August, 1987, and President and Chief Operating Officer since June, 1989. Mr. Lukash previously served as President of the Company from September, 1983 to August, 1988 and as Chief Operating Officer from September, 1983 to August, 1987. Mr. Lukash is the son of Alvin Lukash, a Director of the Company.

       Richard L. Cote joined the Company in March, 1993, and has been a Vice President since June 1993 and Senior Vice President and Chief Financial Officer since September 15, 1993. Mr. Cote was a self-employed management consultant from October, 1991 to March, 1993; Vice President and Corporate Controller of Wang Laboratories, Inc. from January, 1991 to September, 1991; and Executive Vice President of Capital Resources Management, Inc. from November, 1989 to December, 1990. Previously, Mr. Cote had been employed by Emhart Corporation, Xerox Corporation and Price Waterhouse LLP.

       George T. Crandall has been a Vice President of the Company since September, 1992, Treasurer since November, 1990 and Corporate Controller since March, 1989. Prior to joining Tridex in November, 1988, Mr. Crandall was a consultant to Northeast Manufacturing Companies, Inc. and was previously employed by Revere Copper and Brass Incorporated.

       S. Scott Kumpf has been President of Ithaca since its acquisition by the Company on May 10, 1990. Prior to the acquisition, Mr. Kumpf had served as Ithaca's President, Chief Executive Officer and a Director since April, 1989. From May, 1987, to April, 1989, Mr. Kumpf was President and a Director of Ithaca.

       Dennis J. Lewis has been President of Ultimate since its acquisition by the Company on January 20, 1993. Prior to the acquisition, Mr. Lewis had served as Ultimate's President, Chief Executive Officer and a Director since founding Ultimate in 1988. Prior to 1988, Mr. Lewis held senior management positions related to the sales, engineering and service of computer peripherals with Digital Equipment Corporation, Naum Brothers, RS Engineering, Serv Tech and Add Electronics.

       Bart C. Shuldman was appointed President of Magnetec in July 1993. Prior to joining Magnetec he was employed by Mars Electronics International, a division of Mars, Incorporated from 1989 to 1993 in several management positions, most recently as Business Manager for the North American Amusement, Gaming and Lottery operations. Mr. Shuldman previously held manufacturing and sales management positions with General Electric Company from 1979 to 1989.

       Hugh T. Burnett was appointed Managing Director of Cash Bases simultaneously with its acquisition by Tridex Corporation on June 20, 1994. Prior to the acquisition and since 1991, he was senior marketing executive with Cash Bases. Mr. Burnett previously was Managing Director of Omron Systems UK Ltd. from 1983 to 1991.

       Ralph I. Fine has been Secretary of the Company since August, 1985 and a Director since August, 1984. Mr. Fine has been President and Chief Executive Officer of Integral Resources, Inc. since October, 1992. Integral Resources, Inc. is a telemarketing company principally engaged in raising funds through telephone solicitations for nonprofit organizations. From May, 1992 until he assumed his current position, Mr. Fine consulted with various corporations and nonprofit organizations. From May, 1991 to May, 1992, Mr. Fine was Executive Director of International Physicians for the Prevention of Nuclear War, a nonprofit organization committed to the elimination of nuclear weapons. From July, 1990 to March, 1991, Mr. Fine was of counsel to the law firm of Hinckley, Allen & Snyder, which is counsel to the Company. Prior to joining Hinckley, Allen & Snyder, Mr. Fine was a partner in the law firm of Fine & Ambrogne, which, until its dissolution in July, 1990, was counsel to the Company .

ITEM 2.         PROPERTIES.

       The Company's operations are currently conducted at the six facilities described below:

                                                                 Size             Owned or   Lease Expiration
Location               Operations Conducted               (Approx. Sq. Ft.)        Leased         Date
- - --------               --------------------                ----------------       --------   ----------------
                                                             < C>
Westport, Connecticut  Principal executive offices              5,000             Leased      July 31, 2001

Wallingford,           Manufacturing facility                  44,000             Leased      March 31, 2005
Connecticut

Ithaca, New York       Manufacturing facility                  36,000             Leased      November 21, 2002

Victor, New York       Manufacturing facility                  18,000             Leased      May 30, 1997

Newhaven, England      Manufacturing facility                  28,000             Leased      March 25, 2000

Bloomfield,            Non-operating                           23,000              Owned      N/A
Connecticut            facility held for sale


       The Company believes that its facilities generally are in good condition, adequately maintained and suitable for their present and currently contemplated uses.

ITEM 3.         LEGAL PROCEEDINGS.

       See Item 1(C)(ix) "Environment" set forth above and Note 7(c) of the Notes to Consolidated Financial Statements included in this report.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.         MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY
                HOLDER MATTERS.

         The Company's common stock is traded on the American Stock Exchange (the "Exchange"). As of May 27, 1995 there were 1,339 holders of record of the common stock. The high and low sales prices of the common stock on the Exchange during fiscal years 1995 and 1994, by quarter, were as follows:

                                                            For the Fiscal Years Ended
                                 ------------------------------------------------------------------------------
                                        April 1, 1995                                       April 2, 1994
                                 --------------------------                            ------------------------
                                 High                   Low                            High                 Low
                                 ----                   ---                            ----                 ---
April - June                     7-3/4                 5-3/8                          10-1/2               7-5/8
July - September                 8-1/8                   5                            11-3/4                 9
October - December               7-1/2                 5-3/8                          10-3/4               6-7/8
January - March                  7-1/2                 5-5/8                          10-1/8                 7


       No dividends on the common stock have been declared in more than five years. The Company does not anticipate declaring dividends in the foreseeable future. The Company's agreement with Fleet Bank, N.A. prohibits the payment of cash dividends for the term of the agreement. The indenture covering the Company's 10.5% Debentures limits the payment of cash dividends to 50% of aggregate consolidated net income earned after December 27, 1992 for so long as any of the debentures are outstanding. The Company is permitted by the indenture to pay dividends in common stock.

ITEM 6.         SELECTED FINANCIAL DATA

                                                                                   For the Fiscal Years Ended
                                                               =====================================================================
                                                                April 1,       April 2,      April 3,      March 28,      March 30,
                                                                  1995           1994          1993            1992          1991
                                                               (52 Weeks)     (52 Weeks)    (53 Weeks)     (52 Weeks)     (52 Weeks)
                                                               ----------     ----------    ----------     ----------     ----------
                                                                  (A)                          (B)                           (C)
                                                                      (In thousands of dollars, except per share amounts)
Statement of Operations:
   Net sales from continuing operations                           $ 54,677      $ 33,688      $ 28,477      $ 20,345       $ 17,658
                                                                  ========      ========      ========      ========       ========
   Income (loss) from continuing operations                       $  2,686      $  1,613      $  1,368      $   (507)      $ (3,701)
                                                                  ========      ========      ========      ========       ========
   Income (loss) per common and common equivalent
     share from continuing operations                             $   0.69      $   0.44      $   0.46      $  (0.23)      $  (1.86)
                                                                  ========      ========      ========      ========       ========
   Cash dividends per common share                                    None          None          None          None           None
                                                                  ========      ========      ========      ========       ========



                                                                                                 As of
                                                                    ================================================================
                                                                    April 1,      April 2,      April 3,      March 28,    March 30,
                                                                       1995          1994         1993          1992         1991
                                                                    ----------   ----------    ----------     ----------  ----------
Balance Sheet Data:
   Total Assets                                                      $36,362       $24,461       $23,521       $14,646     $14,272
                                                                     =======       =======       =======       =======     =======
   Long-term obligations and redeemable preferred                    $ 6,185       $ 5,307       $ 8,248       $ 5,980     $ 7,450
                                                                     =======       =======       =======       =======     =======
     stock


(A) Includes the results of operations of Cash Bases GB Limited since June 20, 1994.

(B) Includes the results of operations of Ultimate Technology Corporation since January 20, 1993.

(C) Includes the results of operations of Ithaca Peripherals Incorporated since May 10, 1990.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

       (A) RESULTS OF OPERATIONS

       (i) 1995 COMPARED TO 1994

       Consolidated net sales for the fiscal year (52 weeks) ended April 1, 1995 increased $20,989,000 (62%) to $54,677,000 from $33,688,000 in the prior year
(52 weeks) ended April 2, 1994. Sales of all printers and printer components accounted for 58% and 71% of total sales in fiscal 1995 and 1994, respectively. Terminal devices and customer displays represented 23% and 27%, respectively, of total sales in fiscal 1995 and 1994. Cash drawers represented 19% of total sales in fiscal 1995. The inclusion of Cash Bases' operations from the date of acquisition on June 20, 1994 contributed $10,528,000 of the revenue increase over the prior year. The remainder of the period-to-period increase primarily was the result of increased unit shipments of printers into the POS market, as well as increased shipments of printer products into the gaming and wagering and financial services markets, and increased sales of terminal devices.

       Consolidated gross profit increased $6,168,000 (51%) to $18,249,000 from $12,081,000 in the prior year, primarily as a result of the contribution of Cash Bases and the increased sales in the gaming and wagering market and in the POS market. Consolidated gross profit as a percentage of net sales decreased to 33% of sales from 36% of sales in the prior year. The decrease in gross margin primarily reflects the sales of lower margin products into the POS and gaming and wagering markets, and to a lesser degree, the inclusion of Cash Bases. The gross margin is expected to remain at or near its current level during fiscal 1996.

       Consolidated engineering, design and product development costs increased $382,000 (19%) to $2,359,000 from $1,977,000 in the prior year. The increase reflects the inclusion of such costs for Cash Bases, as well as the cost of developing new products and enhancing existing products.

       Consolidated selling, administrative and general expenses increased $3,319,000 (41%) to $11,350,000 from $8,031,000 in the prior year. The increase in selling expenses is the result of the inclusion of such costs for Cash Bases, increased sales commissions and the increased staff to support a greater selling effort in both the United States and European markets. The increase in general and administrative expenses is the result of additional employee costs and professional services to support business growth.

       Consolidated operating profit for the current year increased $2,467,000 (119%) to $4,540,000 from $2,073,000 in the prior year, primarily as a result of the contribution of Cash Bases and increased sales in the gaming and wagering market and in the POS market. Consolidated operating profit as a percentage of net sales increased to 8% from 6% in the prior year.

       Net interest expense increased $151,000 (15%) to $1,171,000 from $1,020,000 in the prior year. The increase in interest expense was due primarily to the additional indebtedness incurred to acquire Cash Bases offset by the effect of the conversion of debt securities to common stock in the prior year.

       Other non-operating expense (net) for the current year includes provisions for estimated loss on the disposal of non-productive property of $170,000 and estimated clean-up costs associated with certain environmental matters of $60,000, offset by an additional gain of $115,000 from a contingent payment related to the October 1993 sale of the Company's solenoid product line and net realized gains on foreign exchange of $84,000.

       The provision for income taxes for fiscal 1995 reflects an effective tax rate of 19.7%. The provision is net of a tax credit of $770,000 recorded in the fourth quarter which reflects an adjustment to the Company's valuation allowance to recognize federal deferred tax benefits available to be used by the Company. The effective income tax rate in fiscal 1996 is expected to be in the mid-40% range.

       Net income for the current year was $2,686,000 (or $.69 per share) as compared to $1,613,000 (or $.44 per share) in the prior year. The average number of common and common equivalent shares outstanding increased to 3,867,827 shares from 3,661,278 shares in the prior year due primarily to the issuance of common stock to acquire Cash Bases, the exercise of options and warrants, and the effect of conversion of various debt securities to common stock at the end of the prior year.

       (ii) 1994 COMPARED TO 1993

       Consolidated net sales for the fiscal year (52 weeks) ended April 2, 1994 increased $5,211,000 (18%) to $33,688,000 from $28,477,000 in the prior year (53 weeks) ended April 3, 1993. Sales of all printers and printer components accounted for 71% ($23,939,000) and 82% ($23,391,000) of total sales in fiscal 1994 and fiscal 1993, respectively. Terminal devices and customer displays represented 27% ($9,182,000) and 6% ($1,767,000) of total sales in fiscal 1994 (the first full year including Ultimate) and fiscal 1993 (which included less than one fiscal quarter of Ultimate), respectively. Solenoid sales were less than 2% of fiscal 1994 revenues versus 6% in fiscal 1993; the product line was sold effective October 1, 1993. The year-over-year increase in net sales resulting from the inclusion of Ultimate's operations for a full year was approximately $7,400,000. The prior year includes the results of Ultimate only from the date of acquisition, January 20, 1993. A substantial increase in the shipment of POS printers and kiosk printers was offset by reduced shipments of certain gaming and wagering printers, including sales of video lottery terminal ("VLT") printers which were significant in the prior year.

       The Company's consolidated gross profit margin increased $3,214,000 (36%) to $12,081,000 from $8,867,000 in the prior year. The consolidated gross profit margin increased to 36% of sales from 31% of sales in the prior year. The improved gross margin reflects the contribution of Ultimate, the favorable sales mix of products in the POS and financial services sectors, and, to a lesser degree, the reduced sales of the low margin solenoid products.

       Consolidated engineering and design and product development costs increased $586,000 (42%) to $1,977,000 from $1,391,000 in the prior year period. The increase reflects the inclusion of these costs for Ultimate, as well as the cost of developing new products. In particular, the Company invested in the development of specialty printers and paper handling systems exclusively for GTECH Holdings Corporation ("GTECH"), a major supplier to the lottery industry.

       Consolidated selling, administrative and general expenses increased $3,027,000 (60%) to $8,031,000 from $5,004,000 in the prior year. The increase in selling expenses is the result of the inclusion of these expenses for Ultimate and of the increased staff to support a greater selling effort in both the United States and European markets. The increase in general and administrative expenses is the result of the inclusion of such expenses for Ultimate, as well as the increase in the amortization of the excess of cost over fair value of net assets acquired and financing costs associated with the acquisition of Ultimate. The Company's corporate expense increased 59% from the prior year due to higher personnel costs, outside professional service costs, the amortization of acquisition and financing costs and a special provision for litigation matters totaling $280,000.

       Consolidated operating profit for the 1994 fiscal year decreased $399,000 (16%) to $2,073,000 from $2,472,000 in the prior year. Consolidated operating profit as a percentage of revenue decreased to 7% from 9% in the prior year. The additional operating profit generated by Ultimate was offset by a decrease in operating profit from the Company's other product lines. Such decrease in operating results was due principally to increased engineering and sales expenses discussed above, and the increased amortization of the excess of cost over fair value of net assets acquired.

       The Company's Magnetec subsidiary operated in a "turn-around" mode during 1994. The Company believes that Magnetec has made significant progress toward achieving acceptable levels of sales and operating profits.

       Net interest expenses increased $294,000 (41%) to $1,020,000 from $726,000 in the prior year. The increase in interest expense was due to the higher average level of long term indebtedness resulting from the issuance, in conjunction with the acquisition of Ultimate, of the 10.5% Senior Subordinated Convertible Debentures due December 31, 1997 (the "10.5% Debentures") and the 8% Subordinated Convertible Term Promissory Notes due 1997 (the "8% Notes").

       Other non-operating income for the 1994 fiscal year includes a gain of $175,000 on the sale of the Company's general solenoid product line. Proceeds of the sale were cash and common stock of the purchaser. Other non-operating expenses for the 1993 fiscal year include a provision for the estimated loss of $132,000 on the disposal of non-productive property and estimated clean-up costs of $270,000 associated with certain environmental matters.

       The 1994 fiscal year provision for income taxes is a net benefit of $878,000 representing alternative minimum federal income taxes, state and local income taxes, the reversal of an excess income tax accrual relating to a prior year tax matter of $300,000 and a fourth quarter adjustment to the valuation allowance of $1,287,000 to recognize the benefit of certain deferred tax assets in accordance with FAS 109.

       Net income for fiscal year 1994 was $1,613,000 (or $0.44 per share) as compared to $1,368,000 (or $0.46 per share) in the prior year. The average number of common and common equivalent shares outstanding increased to 3,661,278 shares from 3,005,028 shares in the prior year due primarily to the conversion of various debt securities to common stock and the exercise of warrants and options.

       (iii) LIQUIDITY AND CAPITAL RESOURCES

       The Company's working capital at April 1, 1995 was $5,963,000 compared with $7,722,000 at April 2, 1994. The current ratio was 1.4 to 1.0 at April 1, 1995 compared with 2.3 to 1.0 at April 2, 1994. The decrease in working capital and current ratio are due primarily to the additional debt classified as short term, issued in connection with the acquisition of Cash Bases.

       On June 17, 1994, the Company replaced a prior line of credit with an agreement (the "Fleet Credit Agreement") with Fleet Bank N.A., which provides the Company with a Working Capital Facility of $4,625,000 (increased on June 22, 1995 from an original amount of $4,000,000) and an acquisition facility of $3,500,000. The Working Capital Facility bears interest payable monthly at a rate one percentage point above Fleet's prime rate and bears a non-utilization fee. Although the Working Capital Facility is scheduled to expire on August 31, 1995, the Company expects to renew it for a period of at least one year. The Acquisition Facility is for a term of three years, bears interest payable monthly at a rate 1.5 percentage points above Fleet's prime rate and requires principal to be paid in quarterly installments.

       The Working Capital Facility provides critical capital for the Company. If for any reason this or comparable financing is not available to the Company, it would have an adverse effect on the Company and its ability to conduct its operations as previously conducted. The Company is required to comply with certain financial covenants, including minimum tangible capital base, minimum working capital, maximum leverage ratios and minimum interest coverage ratios, otherwise the lender may withdraw its commitment. The Company was in full compliance with these covenants for the period ended April 1, 1995 and expects to be in full compliance with these covenants during fiscal 1996. The Company has been in compliance with the covenants in its loan agreements for the past three years, other than four instances when it obtained waivers under its previous lender's loan agreement: September and December 1992 waivers of the covenants regarding maximum inventory and February and May 1993 waivers of the covenant regarding quick ratio.

       On June 20, 1994 the Company completed the acquisition of Cash Bases. The purchase price of pounds sterling 3,500,000 (approximately $5.330 million) was paid pounds sterling 3,067,000 (approximately $4.672 million) in cash and pounds sterling 433,000 (approximately

$658,000) by delivery of 96,788 shares of Tridex common stock, of which 72,647 shares were placed in escrow to secure the accuracy of certain representations and warranties made by the sellers. The escrowed shares were released as scheduled, since the Company made no claims against the sellers for breach of representations and warranties prior to the scheduled release date. In addition, the Company guaranteed the sellers that the sales price of all such shares sold by sellers would not be less than the average market price of Tridex common stock at the time of the acquisition ($6.80 per share). The Company's liability must be settled in U.K. pounds sterling when the shares are sold. During fiscal 1995, the Company reimbursed the sellers an aggregate of $91,000 on the sale of 68,846 shares of common stock including losses on foreign exchange. Based on the current market price for the Company's common stock and current foreign exchange rates, the Company's potential liability for 27,942 shares recently released from escrow would approximate $50,000 if the subject shares are sold by the sellers. The Company financed the cash portion of the purchase price through the Fleet Credit Agreement.

       During the 1995 fiscal year, the Company's operating cash needs were satisfied with cash generated from operations and borrowings under its credit facilities. At April 1, 1995, the Company had no material commitments for capital expenditures and had availability of $1,600,000 remaining under the Working Capital Facility. During the first quarter of fiscal 1996, the Company relocated Magnetec to a new facility and experienced a temporary decrease in distributor demand for POS printers. As a result, cash flow from operations was adversely affected. In order to meet anticipated cash requirements during the first and second quarters of fiscal 1996, the Company and Fleet amended the Working Capital Facility to increase its borrowing limit to $4,625,000. In addition, to assure sufficient working capital availability, several senior executives agreed to defer payment of incentive bonuses totaling approximately $380,000 from June until early in the second quarter. The Company expects that funds generated from operations, supplemented by borrowings under the Working Capital Facility, will be sufficient to satisfy its cash needs for working capital, scheduled debt retirements and capital expenditures, including tooling for new products during fiscal 1996.

       Over the long term, the Company believes that funds generated from operations and borrowings under the Working Capital Facility, if necessary, will continue to satisfy its working capital needs, support a certain level of growth and meet scheduled debt retirements. Nevertheless, to facilitate anticipated growth and provide additional liquidity, as well as take advantage of the current favorable financial market, the Company is reviewing refinancing alternatives regarding its short and long term debt.

       (B) IMPACT OF INFLATION

       Tridex believes that its business has not been affected to a significant degree by inflationary trends because of the low rate of inflation during its past three fiscal years and the increased efficiencies in its manufacturing process. Tridex believes that any increase in cost due to inflation can be recovered by price increases or offset by productivity improvements.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.                                                       Page
                                                                                                               Number
                                                                                                               ------
                 Report of Independent Accountants                                                               15

                 Tridex Corporation and  Subsidiaries consolidated financial statements:

                 Consolidated balance sheets as of April 1, 1995 and April 2, 1994.                              16

                 Consolidated statements of operations for the years ended

                      April 1, 1995, April 2, 1994, and April 3, 1993.                                           18

                 Consolidated statements of shareholders' equity for the years ended

                      April 1, 1995, April 2, 1994 and April 3, 1993.                                            19

                 Consolidated statements of cash flows for the years ended

                      April 1, 1995, April 2, 1994 and April 3, 1993.                                            20

                 Notes to consolidated financial statements.                                                     21


            Financial Statement Schedules - All schedules are omitted since the required information is either (a) not present or not present in amounts sufficient to require submission of the schedule or (b) included in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

         May 5, 1995

         To the Board of Directors and Shareholders of Tridex Corporation

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tridex Corporation and its subsidiaries at April 1, 1995 and April 2, 1994, and the results of their operations and their cash flows for each of the three years in the period ended April 1, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As discussed in Note 7 to the financial statements, the Company is involved in an environmental remediation matter. The ultimate outcome of the matter cannot presently be determined. A provision of the estimated liability has been provided in the accompanying financial statements.

         Price Waterhouse LLP
         Hartford, Connecticut

                      TRIDEX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        APRIL 1, 1995 AND APRIL 2, 1994

                                    ASSETS

                                                                    1995           1994
                                                                -----------     -----------
Current assets:
 Cash and cash equivalents                                      $   347,000     $    39,000
 Receivables (Note 3)                                             9,635,000       6,842,000
 Inventories (Note 4)                                             8,238,000       5,515,000
 Prepaid expenses                                                   601,000         355,000
 Deferred tax assets (Note 9)                                       742,000       1,020,000
                                                                -----------     -----------
    Total current assets                                         19,563,000      13,771,000
                                                                -----------     -----------
Plant and equipment:
 Machinery, furniture and equipment                              10,854,000       7,187,000
 Leasehold improvements                                             360,000         503,000
                                                                -----------     -----------
                                                                 11,214,000       7,690,000
 Less accumulated depreciation                                    6,791,000       5,480,000
                                                                -----------     -----------
                                                                  4,423,000       2,210,000
                                                                -----------     -----------
Excess of cost over fair value of net assets acquired            10,260,000       7,136,000

Other assets                                                      1,977,000       1,205,000

Loans receivable, officers                                          139,000         139,000
                                                                -----------     -----------
                                                                $36,362,000     $24,461,000
                                                                ===========     ===========


                        See notes to consolidated financial statements.

                      TRIDEX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        APRIL 1, 1995 AND APRIL 2, 1994

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          1995            1994
                                                      ------------    ------------
Current liablities:
  Bank loan payable (Note 6)                           $ 2,400,000     $
  Current portion of long term debt (Note 6)             2,346,000         689,000
  Accounts payable                                       4,877,000       3,255,000
  Accrued liabilities (Note 5)                           3,343,000       2,043,000
  Income taxes payable                                     634,000          62,000
                                                       -----------     -----------
    Total current liabilities                           13,600,000       6,049,000
                                                       -----------     -----------
Long term debt, less current portion (Note 6)            6,185,000       5,307,000
                                                       -----------     -----------
Commitments and contingencies (Note 7)

Shareholders' equity (Notes 2 and 6):
  Preferred stock, $1 par value;
    authorized 2,000,000 shares;
    issued none
  Common stock, no par value, stated value $.25;
    authorized 10,000,000 shares;
    issued 3,789,682 and 3,643,454 shares                  950,000         913,000
  Additional paid-in capital                            21,853,000      21,228,000
  Accumulated deficit                                   (5,612,000)     (8,298,000)

  Cumulative translation adjustment                        124,000

  Common stock held in
    treasury, 109,996 shares, at cost                     (738,000)       (738,000)
                                                      ------------     -----------
                                                        16,577,000      13,105,000
                                                      ------------     -----------
                                                       $36,362,000     $24,461,000
                                                      ============     ===========



                See notes to consolidated financial statements.

                        TRIDEX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                     YEARS ENDED
                  APRIL 1, 1995, APRIL 2, 1994 AND APRIL 3, 1993

                                                            1995           1994           1993
                                                         -----------    -----------    -----------


Net sales                                                $54,677,000    $33,688,000    $28,477,000
                                                         -----------    -----------    -----------

Operating costs and expenses:
  Cost of sales                                           36,428,000     21,607,000     19,610,000
  Engineering, design and product
    development costs                                      2,359,000      1,977,000      1,391,000
  Selling, administrative and general expenses            11,350,000      8,031,000      5,004,000
                                                         -----------    -----------    -----------
                                                          50,137,000     31,615,000     26,005,000
                                                         -----------    -----------    -----------
Operating profit                                           4,540,000      2,073,000      2,472,000
                                                         -----------    -----------    -----------
Other charges:
  Interest, net (Note 6)                                   1,171,000      1,020,000        726,000
  Other, net                                                  24,000        318,000        177,000
                                                         -----------    -----------    -----------
                                                           1,195,000      1,338,000        903,000
                                                         -----------    -----------    -----------

Profit before income taxes                                 3,345,000        735,000      1,569,000

Income tax provision (benefit) (Note 9)                      659,000       (878,000)       201,000
                                                         -----------    -----------    -----------

Net income                                               $ 2,686,000    $ 1,613,000    $ 1,368,000
                                                         ===========    ===========    ===========

Earnings per common and
  common equivalent shares:                              $      0.69    $      0.44    $      0.46
                                                         ===========    ===========    ===========

Average common and common
  equivalent shares outstanding:                           3,867,827      3,661,278      3,005,028
                                                         ===========    ===========    ===========

                            See notes to consolidated financial statements.

                      TRIDEX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  YEARS ENDED
                 APRIL 1, 1995, APRIL 2, 1994 AND APRIL 3, 1993

                                                                    Common stock
                                              Common stock        held in treasury     Additional                    Cumulative
                                         ---------------------   ------------------     paid-in      Accumulated    translation
                                           Shares      Amount     Shares    Amount      capital        deficit       adjustment
                                          ---------   --------   -------   --------   -----------   ------------    -----------
Balance, March 28, 1992                   2,420,258   $608,000   109,996   $738,000   $14,811,000   $(11,279,000)
Conversion of debentures                    771,417    193,000                          3,721,000
Warrants issued                                                                           138,000
Issuance of Interest Shares                  25,992      6,000                            108,000
Exercise of stock options                    52,515     13,000                             37,000
Net income                                                                                             1,368,000
                                          ---------   --------   -------   --------   -----------   ------------    --------
Balance, April 3, 1993                    3,270,182    820,000   109,996    738,000    18,815,000     (9,911,000)

Conversion of notes and debentures          261,571     66,000                          2,103,000
Issuance of Interest Shares                   1,994      1,000                             17,000
Exercise of warrants and stock options      109,707     26,000                            293,000
Net income                                                                                             1,613,000
                                          ---------   --------   -------   --------   -----------   ------------    --------
Balance, April 2, 1994                    3,643,454    913,000   109,996    738,000    21,228,000     (8,298,000)

Issuance of acquisition shares               96,788     24,000                            589,000
Exercise of warrants and stock options       49,440     13,000                             36,000
Translation adjustments                                                                                             $124,000
Net Income                                                                                             2,686,000
                                          ---------   --------   -------   --------   -----------   ------------    --------
Balance, April 1, 1995                    3,789,682   $950,000   109,996   $738,000   $21,853,000   $ (5,612,000)   $124,000
                                          =========   ========   =======   ========   ===========   ============    ========


                 See notes to consolidated financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   YEARS ENDED
                 APRIL 1, 1995, APRIL 2, 1994 AND APRIL 3, 1993

                                                                              1995               1994                1993
                                                                          -----------        -----------         -----------
Cash flows from operating activities:
      Net income                                                          $ 2,686,000        $ 1,613,000         $ 1,368,000
      Adjustments to reconcile net income to net
       cash provided by operating
        activities:
          Depreciation and amortization                                     2,264,000          1,796,000          1,086,000
          Deferred income taxes                                              (522,000)        (1,020,000)
          Loss (gain) on disposal of assets                                    (5,000)          (166,000)            27,000
          Changes in operating assets and liabilities:
            Receivables                                                      (683,000)        (2,065,000)        (1,209,000)
            Inventory and prepaid expenses                                 (1,728,000)           602,000         (1,810,000)
            Other assets                                                     (239,000)           (12,000)          (463,000)
            Accounts payable, accrued liabilities and
              income taxes payable                                          1,390,000             69,000          1,036,000
            Other                                                              36,000            132,000
                                                                          -----------        -----------         -----------
                Net cash provided by operating activities                   3,199,000            949,000             35,000
                                                                          -----------        -----------         -----------
Cash flows from investing activities:
      Purchases of plant and equipment                                     (2,485,000)          (950,000)        (1,056,000)
      Proceeds from sale of assets                                            121,000            608,000
      Acquired net assets and acquisition costs, net of cash               (5,576,000)                           (5,507,000)
      Other                                                                    15,000            139,000
                                                                          -----------        -----------         -----------
        Net cash used in investing activities                              (7,925,000)          (203,000)        (6,563,000)
                                                                          -----------        -----------         -----------
Cash flows from financing activities:
      Net change in borrowings under line of credit                         2,400,000
      Net proceeds from issuance of long-term debt                          3,606,000                             6,358,000
      Principal payments on long term borrowings                           (1,666,000)        (1,294,000)          (680,000)
      Issuance of capital stock and warrants                                  614,000                               138,000
      Proceeds from exercise of stock options                                  48,000            319,000             50,000
      Other                                                                    24,000
                                                                          -----------        -----------         -----------
        Net cash provided by (used in) financing activities                 5,026,000           (975,000)         5,866,000
                                                                          -----------        -----------         -----------
Effect of exchange rate changes on cash                                         8,000
Increase (decrease) in cash and cash equivalents                              308,000           (229,000)          (662,000)
Cash and cash equivalents at beginning of year                                 39,000            268,000            930,000
                                                                          -----------        -----------         -----------
Cash and cash equivalents at end of year                                  $   347,000        $    39,000         $  268,000
                                                                          -----------        -----------         -----------
Supplemental cash flow information:
      Interest paid                                                       $ 1,018,000        $ 1,064,000         $  760,000
      Income taxes paid                                                     1,092,000            310,000            176,000
Supplemental non-cash investing and financing activities:
      Conversion of convertible debentures to common stock                                   $ 2,169,000        $ 3,914,000
      Acquisitions:
        Fair market value of assets acquired,
           excluding cash acquired                                        $ 3,957,000                           $ 1,045,000
        Goodwill                                                            3,985,000                             4,962,000
        Debt incurred                                                      (4,800,000)                           (6,797,000)
        Liabilities assumed                                                (2,366,000)                             (500,000)
        Issuance of warrants                                                 (614,000)                             (138,000)
                                                                          -----------                           ------------
          Net cash used (received)                                        $   162,000                           $(1,428,000)
                                                                          ===========                           ============


                 See notes to consolidated financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Tridex Corporation (the "Company"), through its wholly-owned subsidiaries Magnetec Corporation ("Magnetec"), Ithaca Peripherals Incorporated ("Ithaca"), Ultimate Technology Corporation ("Ultimate") and Cash Bases GB Limited ("Cash Bases"), (collectively the "Company"), operates in one industry segment, computer peripheral equipment. Operations in this segment include the design, development, manufacture and sale of specialty dot matrix impact printers, thermal printers, printer mechanisms, and optical mark-sense readers for OEM applications, and dot matrix impact printers, customer displays, terminal devices and cash drawers for POS applications.

     The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of such subsidiaries have been translated at current exchange rates, and related revenues and expenses have been translated at weighted average exchange rates. The aggregate effect of translation adjustments so calculated is included as a separate component of shareholders' equity. Transaction gains and losses are included in other income.

       In the 1995 and 1993 fiscal years, no one customer accounted for more than 10% of consolidated net sales. In the 1994 fiscal year, one customer accounted for 10% of consolidated net sales.

       Principles of consolidation: The accompanying consolidated financial statements include the accounts of the Company after elimination of all material intercompany accounts and transactions. All subsidiaries are wholly-owned.

     Fiscal year: The Company's fiscal year ends on the Saturday closest to March 31. The fiscal years ended April 1, 1995 and April 2, 1994 consisted of 52 weeks. The fiscal year ended April 3, 1993 consisted of 53 weeks.

     Cash and cash equivalents: Cash equivalents consist primarily of certificates of deposit with maturities of less than ninety days and are carried at cost which approximates market value.

       Inventories: Inventories are stated at the lower of cost (principally first-in, first-out) or market.

       Plant and equipment and depreciation: Plant and equipment and leasehold improvements are stated at cost. Depreciation is provided for primarily by the straight-line method over the estimated useful lives. The estimated useful life of machinery, furniture and equipment is five to ten years. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset.

     Excess of cost over fair value of net assets acquired: The excess of cost over fair value of net assets acquired (goodwill) resulted from the acquisitions of Cash Bases in fiscal year 1995, Ultimate in 1993 and Ithaca in 1991. The amount applicable to these acquisitions totaled $10,260,000 at April 1, 1995, and is being amortized between ten and twenty years. Accumulated amortization of the excess of cost over fair value of net assets acquired was $2,238,000 and $1,408,000 at April 1, 1995 and April 2, 1994, respectively. The Company periodically reviews goodwill to assess recoverability based upon expectations of nondiscounted cash flows from operations for each subsidiary having a material goodwill balance. The Company believes that no material impairment of goodwill exists at April 1, 1995 or April 2, 1994.

     Other assets: Included in other assets are deferred tax assets of $794,000 (See Note 9) and the net book value of real estate held for sale in the amount of $238,000 and shares of common stock of the purchaser of the Company's general solenoid product line. Also included in other assets are the following: bond issue costs (see Note 6) which are being amortized on a straight line method over the term of the bond; the cost of patents acquired and other related acquisition costs which are being amortized on a straight line method over a seven and five year life, respectively. Accumulated amortization of other assets was $637,000 and $624,000 at April 1, 1995 and April 2, 1994, respectively.

     Revenue recognition:  Sales are recognized when the product is shipped.

     Income taxes: Income tax expense is based on estimated taxes payable or refundable on a tax return basis for the current year and changes in the amount of deferred tax assets and liabilities during the year. Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement purposes. Effective April 4, 1993, the Company adopted FAS 109 "Accounting for Income Taxes," which mandates the liability method for computing deferred income taxes. The objective of the liability method is to recognize the amount of current and deferred taxes payable or refundable at the financial statement date resulting from all events that have been recognized in the financial statement based upon the provisions of enacted tax laws. See Note 9 for a further discussion.

     Earnings per share: Primary earnings per common and common equivalent share are based on the weighted average number of common shares outstanding during the period, including stock options and warrants. Fully diluted earnings per common share assumes conversion of dilutive securities, when the result is dilutive.

                       TRIDEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   BUSINESS COMBINATIONS:

     On June 20, 1994 the Company completed the acquisition of Cash Bases, of Newhaven, England. The purchase price of pounds sterling 3,500,000 (approximately $5.330 million) was paid pounds sterling 3,067,000 (approximately $4.672 million) in cash and pounds sterling 433,000 (approximately $658,000) by delivery of 96,788 shares of Tridex common stock, of which 72,647 shares were placed in escrow to secure the accuracy of certain representations and warranties made by the sellers. The escrowed shares were released as scheduled since the Company made no claim against the sellers for breach of representations and warranties prior to a scheduled release date. In addition, the Company guaranteed the sellers that the sales price of all such shares sold by sellers will not be less than the average market price of Tridex common stock at the time of the acquisition ($6.80 per share). The Company's potential liability must be settled in U.K. pounds sterling when the shares are sold. During fiscal 1995, the Company reimbursed the sellers an aggregate of $91,000 on the sale of 68,846 shares of common stock including losses on foreign exchange. Based upon the current market price for the Company's common stock and current foreign exchange rates, the Company's potential liability for the remaining 27,942 shares to be released from escrow would approximate $50,000. The Company financed the cash portion of the purchase price through the Fleet Credit Agreement discussed in Note 6.

     On January 20, 1993, the Company purchased all of the common stock of Ultimate, a privately held New York corporation. The total purchase price of $7,160,000 was payable in cash and debt. The selling shareholders received $3,000,000 principal amount (before discount of $700,000 for imputed interest) of 8% Subordinated Convertible Term Promissory Notes (the "8% Notes"). The balance was paid in cash from the proceeds of the sale of $4,200,000 principal amount 10.5% Senior Subordinated Convertible Debentures due December 31, 1997 (the "10.5% Debentures") and associated Warrants to purchase 42,000 shares (the "Warrants") of Tridex common stock. The 8% Notes, 10.5% Debentures and Warrants are discussed further in Note 6.

     The acquisitions have been accounted for using the purchase method of accounting. The acquired company's assets and liabilities have been recorded in the Company's financial statements at their estimated fair values at the acquisition date. The Consolidated Statements of Operations include the results of operations of the acquired company from the acquisition date.

     The following pro forma data (unaudited) reflect the fiscal 1995 acquisition of Cash Bases as if the acquisition had occurred at the beginning of fiscal 1995 and fiscal 1994 and the fiscal 1993 acquisition of Ultimate as if the acquisition had occurred at the beginning of fiscal 1993; such data does not purport to be indicative of what would have occurred had these transactions been made on that date:

                                                      For the Fiscal Years Ended
                                           ---------------------------------------------------
                                           April 1, 1995      April 2, 1994      April 3, 1993
                                           -------------      -------------      -------------
                                                  (In thousands except per share amounts)
Revenue                                        $57,302            $43,321            $34,618
Operating profit                               $ 4,747            $ 3,274            $ 3,289
Net income                                     $ 2,749            $ 1,922            $ 1,370
Earnings per common
     and common equivalent share               $  0.70            $  0.51            $  0.46

                       TRIDEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   RECEIVABLES:

     Receivables are net of the allowance for doubtful accounts. The reconciliation of the allowance for doubtful accounts is as follows:

                                                                            For the Fiscal Years Ended
                                                           -------------------------------------------------------------
                                                           April 1, 1995          April 2, 1994            April 3, 1993
                                                           -------------          -------------            -------------
                                                                                 (In thousands)
     Balance at beginning of year                           $      85               $     44                 $     43
          Provision for doubtful accounts                          74                     85                       16
          Accounts written off, net of recoveries                (117)                   (44)                     (15)
                                                            ---------               --------                 --------
     Balance at end of year                                 $      42               $     85                 $     44
                                                            =========               ========                 ========


4.   INVENTORIES:

The components of inventories are:

                                                       April 1, 1995   April 2, 1994
                                                       -------------   -------------
                                                               (In thousands)
Raw materials and component parts                          $6,232         $4,209
Work-in-process                                               869            582
Finished goods                                              1,137            724
                                                           ------         ------
                                                           $8,238         $5,515
                                                           ======         ======


5.   ACCRUED LIABILITIES:

The components of accrued liabilities are:

                                                            April 1, 1995     April 2, 1994
                                                            -------------     -------------
                                                                    (In thousands)
Payroll, fringe benefits and commissions                       $1,803            $  840
Taxes other than income taxes                                      73                64
Interest                                                           25                30
Customer advances, deferred revenue and warranty                  346               263
Environmental matters                                             333               310
Professional services and insurance                               199               111
Other                                                             564               425
                                                               ------            ------
                                                               $3,343            $2,043
                                                               ======            ======

                       TRIDEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   BANK CREDIT AGREEMENT AND LONG TERM DEBT:

     On June 17, 1994, the Company and Fleet Bank, N.A. ("Fleet"), entered into an agreement (the "Fleet Credit Agreement") to provide the Company with $4,000,000 working capital revolving credit facility (the "Working Capital Facility") and a $3,500,000 acquisition term loan facility (the "Acquisition Facility"). (See Note 13, Events Subsequent to April 1, 1995 (unaudited)). The Working Capital Facility, included on the accompanying balance sheet as "Bank loan payable", expires on August 31, 1995, bears interest payable monthly at a rate one percentage point above Fleet's prime rate or 10.0% at April 1, 1995, and bears a non-utilization fee. Availability under the Working Capital Facility is limited to 80% of the Company's eligible accounts receivable. The Acquisition Facility, included in the accompanying table as "Term loan payable", which was used to fund the acquisition of Cash Bases discussed in Note 2, is for a term of three years, bears interest payable monthly at a rate 1.5 percentage points above Fleet's prime rate, or 10.5% on April 1, 1995, and requires principal to be paid in quarterly installments. The Fleet Credit Agreement is secured by a first priority security interest in certain assets, imposes certain covenants (including minimum tangible capital base, minimum working capital, maximum leverage ratios and minimum interest coverage ratios) and restricts the amount available for payment in cash dividends and capital stock distributions.

     The components of long term debt are:

                                                                                 April 1, 1995            April 2, 1994
                                                                                 -------------            -------------
                                                                                             (In thousands)
     Term loan payable                                                             $    2,625
     10.5% Senior Subordinated Convertible Debentures
          due 1997, net of discount of $22 and $30                                      3,448                $   3,440
     8% Subordinated Convertible Term Promissory
          Notes due 1997, net of discount $308 and $487                                 1,742                    1,938
     Other                                                                                716                      618
                                                                                   ----------                ---------
                                                                                        8,531                    5,996
     Current portion                                                                    2,346                      689
                                                                                   ----------                ---------
                                                                                   $    6,185                $   5,307
                                                                                   ==========                =========

     The 10.5% Debentures were privately placed in 1993 in conjunction with the acquisition of Ultimate. Interest is payable quarterly on March 15, June 15, September 15 and December 15. The Company is required to make a sinking fund payment of $740,000 on December 15, 1996. The 10.5% Debentures are convertible into Tridex common stock at $9.00 per share. As of April 1, 1995, the Company has reserved 385,555 shares of common stock pursuant to the conversion feature. The indenture restricts the amount available for the payment of cash dividends and capital stock distributions. In conjunction with the issuance of the 10.5% Debentures, the Company issued to each debenture holder detachable warrants to purchase common stock of Tridex Corporation (the "Warrants") at a rate of 10 shares per $1,000 principal amount of debentures. The Warrants are exercisable for a period of five years at $9.25 per share. As of April 1, 1995, the Company had reserved 45,500 shares of common stock for the exercise of the Warrants. The estimated fair market value of the Warrants has been recorded as a discount to the principal amount of the outstanding debentures and is being amortized over the term of the debt. Costs incurred in connection with the issuance of the 10.5% Debentures of approximately $448,000 are recorded in other assets and are being amortized over the term of the debentures.

     The 8% Notes were issued in conjunction with the acquisition of Ultimate from its former shareholders. The 8% Notes are payable in quarterly installments over five years and are convertible into Tridex common stock at $12.00 per share. As of April 1, 1995, the Company had reserved 170,833 shares of common stock pursuant to this conversion feature. The discount on the 8% Notes represents imputed interest at a rate of approximately 18%. The discount, recorded as a reduction of the purchase price of Ultimate, is being amortized over the life of the notes using the interest rate method.

     Other long term debt consists of a mortgage note payable and an equipment financing note payable. The mortgage note payable of $319,000 at April 1, 1995 and $361,000 at April 2, 1994 is collateralized by certain land and buildings with a net book value of $238,000 at April 1, 1995. The note is payable at the rate of $6,535 per month, including interest at 12.0% and has a final payment of approximately $300,000 due in October 1995. The equipment note payable is collateralized by the underlying equipment.

                       TRIDEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   BANK CREDIT AGREEMENT AND LONG TERM DEBT:  (CONTINUED)

     Maturities of long-term debt, including sinking fund requirements and retirement of the 10.5% Debentures and 8% Notes are as follows: $2,346,000 in 1996, $3,138,000 in 1997 and $3,377,000 in 1998. Interest expense is stated net of interest income of $33,000 in 1995, $11,000 in 1994 and $14,000 in 1993.

7.   COMMITMENTS AND CONTINGENCIES:

    (A)  LEASE OBLIGATIONS:

          At April 1, 1995, the Company was lessee on long term operating leases for equipment and real property. The terms of certain leases provide for payment of minimum rent and real estate taxes. Rent expense amounted to approximately $997,000 in 1995, $676,000 in 1994 and $535,000 in 1993.
     Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of April 1, 1995 are as follows: $966,000 in 1996, $983,000 in 1997; $909,000 in 1998; $874,000 in 1999; $856,000 in 2000 and $2,695,000 thereafter.

     (B) ENVIRONMENTAL MATTERS:

          The Company is involved in one significant environmental matter:

          Allu Realty Trust ("Allu"), a Massachusetts business trust, with transferable shares, all of which are owned by Tridex, is the former owner of land improved with a manufacturing-warehouse building located at 100 Foley Street, Somerville, Massachusetts (the "Site"). Although Allu has sold the property to 100 Foley Street Incorporated ("Foley"), an unrelated entity, Allu and Tridex remain responsible for certain environmental problems associated with the Site.

          During July 1984, Allu and Tridex disclosed to the Massachusetts Department of the Attorney General the existence of chromium, oil and grease at the Site. As a result, the Environmental Protection Division of the Department of the Attorney General and the Massachusetts Department of Environmental Protection ("MDEP") conducted an investigation of the Site. At MDEP's request, the Company retained an environmental engineering firm, which completed a Phase II investigation study of the Site. The Company has conducted further studies to characterize and assess the Site more specifically and to determine appropriate long term clean-up measures. In January 1993, the Company entered into an agreement with Foley pursuant to which Tridex and Foley agreed to pay 75% and 25%, respectively, of the costs incurred after January 1, 1992 in connection with the investigation and remediation of the Site (the "Site Participation Agreement"). The Site Participation Agreement also provides that, to the extent there are available proceeds from the sale of the Site or, if not sold, from the operation of the Site after January 1, 1997, Tridex shall be reimbursed for all or a portion of the $260,000 it expended in connection with the Site prior to January 1, 1992. Under the terms of an Escrow Agreement entered into by Tridex and Foley simultaneously with the Site Participation Agreement (the "Escrow Agreement"), Tridex and Foley each placed $125,000 into escrow to fund the payment of their obligations under the Site Participation Agreement. Under the terms of the Escrow Agreement, Tridex must place an additional $100,000 in escrow at the request of the Escrow Agent and thereafter the amount of any additional funds required to be placed in escrow by the Escrow Agent shall be contributed 75% by Tridex and 25% by Foley. Approximately $2,000 is being held in escrow as of April 1, 1995, all of which was contributed by Foley.

          As of April 1, 1995, the Company had spent approximately $579,000 in connection with the Site. Of this amount, approximately $424,000 relates to investigation or remediation costs incurred at the Site. Although it is difficult to distinguish between amounts spent for investigation and remediation, the Company estimates that approximately $351,000 has been spent in connection with investigation and approximately $73,000 has been spent in connection with remediation of the Site. The Company estimates that approximately $100,000 to $300,000 will be spent in connection with the Site during fiscal 1996, including expenditures from the escrow account. Based upon preliminary estimates provided by a consulting environmental engineer and based upon the likely future uses of the property, as of April 1, 1995, the Company had accrued $333,000 for the estimated liability associated with the Site which represents currently estimated minimum cost of remediation, after considering the cost sharing arrangement discussed above. Accordingly, although no assurances can be given regarding the materiality of the total costs which may be incurred, the Company does not believe at this time that the remediation of the Site is reasonably likely to have a material effect on the Company's financial condition, results of operations or liquidity. The Company believes that implementation of clean-up measures will commence, and may be completed, in fiscal 1996, in which case the entire amount of remediation costs to be borne by the Company would be incurred and paid in fiscal 1996.

                       TRIDEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 7.  COMMITMENTS AND CONTINGENCIES:  (CONTINUED)

     (B) ENVIRONMENTAL MATTERS:  (CONTINUED)

          The Company expects that, as in the past, funds being held in escrow, cash from operations and the Company's credit facilities will be sufficient to pay the costs of remediation without a material effect on the Company's operations.

          The Company has also been notified by an adjacent property owner, Cooper Industries ("Cooper"), that certain petroleum products that may have migrated from the Site have been detected in a monitoring well located on Cooper's property. The Company and Foley are investigating possible oil contamination along the border between the Site and the property owned by Cooper.

     (C)  LEGAL PROCEEDINGS:

          In November, 1990, Tridex filed suit against a former landlord, Gorham Island Associates ("GIA") seeking monetary damages and rescission of a lease covering 5,700 square feet of office space in Westport, Connecticut (the "Lease"). In January, 1991, GIA filed suit against Tridex seeking payment of all amounts due under the Lease for the balance of the Lease term (aggregating approximately $1,021,000) and other damages. The Company, and its legal counsel in the matter, believe GIA's suit is without merit and the Company does not believe that the outcome is likely to have a material effect on the Company's financial condition, operating results or liquidity. Tridex intends to prosecute its claims against GIA vigorously and defend the suit brought by GIA. The trial commenced in April, 1994. The outcome is not expected before the third quarter of fiscal year 1996.

     (D)  CONSULTING SERVICES AGREEMENT:

          The Company has a Consulting Services Agreement with one of its corporate directors and significant shareholder. Under the terms of this agreement, the consulting services will be provided through April 1, 1997, for $75,000 per annum.

8.   STOCK OPTIONS AND WARRANTS:

     1989 LONG TERM INCENTIVE PLAN

     The 1989 Long Term Incentive Plan (the "Plan") permits stock-based incentive compensation in the form of: (a) stock options, (b) stock appreciation rights, (c) restricted stock, (d) deferred stock, (e) stock purchase rights and
(f) other stock-based compensation. Pursuant to the Plan, up to 1,250,000 shares of common stock may be distributed to officers and key employees of the Company. Options granted are at prices equal to 100% of the fair market value of the common stock at the date of grant. No charge against income was required with respect to options. Options granted are exercisable at the discretion of the Stock Option Committee, but in no event shall the period be for more than ten years. Ninety days after an employee's termination, the outstanding options are canceled. At April 1, 1995 the Company had reserved 1,140,595 shares of common stock for issuance upon the exercise of options granted under the Plan. The following table summarizes the activity of the Plan for the past three years.

                       TRIDEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   STOCK OPTIONS AND WARRANTS:  (CONTINUED)

                                                                                                 Options
                                                                                               Exercisable
                                      Shares Under Option               Price Per Share        at Year End
                                      -------------------               ---------------        -----------
       Options outstanding 3/28/92          343,050                     $0.750 - $  4.375         99,845
          Options granted                   209,500                     $4.000 - $  9.075      ===========
          Options exercised                 (52,515)                    $0.750 - $  1.875
          Options canceled                  (15,800)                    $0.750 - $  5.250
                                      -------------------
       Options outstanding 4/3/93           484,235                                               116,515
                                                                                               ===========
          Options granted                   119,000                     $7.250 - $10.750
          Options exercised                 (29,000)                    $0.750 - $ 5.250
          Options canceled                  (60,380)                    $0.750 - $ 9.000
                                      -------------------
       Options outstanding 4/2/94           513,855                     $0.750 - $10.750          173,905
                                                                                               ===========
          Options granted                   127,150                     $6.625 - $ 8.000
          Options exercised                 (14,440)                    $0.750 - $ 5.250
          Options canceled                  (14,100)                    $8.750 - $10.750
                                      -------------------
       Options outstanding 4/1/95           612,465                     $0.750 - $10.750          255,295
                                      ===================                                      ===========

     WARRANTS:

     As of April 1, 1995, the Company had outstanding stock purchase warrants for an aggregate of 283,832 shares of common stock. Stock purchase warrants for 165,000 shares expiring five years from date of grant are held by directors of the Company, for 73,332 shares expiring December 31, 1997 are held by Value Investing Partners, Inc., placement agent for the Company for the 10.5% Debentures, and for 45,500 shares expiring December 31, 1997 are held by purchasers of the 10.5% Debentures. The following table summarizes the activity of outstanding warrants for the past three years.

                                                                                                   Warrants
                                                                                                 Exercisable
                                        Shares Under Warrant              Price Per Share        at Year End
                                        --------------------              ---------------        -----------
       Outstanding 3/28/92                   135,707                      $0.875 - $4.250          135,707
                                                                                                   =======
          Granted to directors                75,000                      $5.250 - $9.250
          Issued to debenture holders         45,500                               $9.250
          Issued to placement agent           73,332                               $9.250
                                             -------

       Outstanding 4/3/93                    329,539                      $0.875 - $9.250          329,539
                                                                                                   =======
          Granted to directors                70,000                               $7.250
          Exercised                          (80,707)                     $0.875 - $4.250
                                             -------
       Outstanding 4/2/94                    318,832                      $0.875 - $9.250          248,832
                                                                                                   =======
          Exercised                          (35,000)                              $0.875
                                             -------
       Outstanding 4/1/95                    283,832                      $0.875 - $9.250          236,932
                                             =======                                               =======

                       TRIDEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   INCOME TAXES:

     Effective April 4, 1993, the Company adopted FAS 109, "Accounting for Income Taxes." Upon adoption of FAS 109, the Company recorded deferred tax assets of $3,262,000, additional deferred tax liabilities of $162,000 and a related valuation allowance of $3,100,000. The net cumulative effect upon adoption was not material.

     The components of the income tax provision (benefit) are as follows:

                                                 For the Fiscal Years Ended
                                          -------------------------------------------
                                          April 1, 1995  April 2, 1994  April 3, 1993
                                                       (In thousands)
Current:
     Federal                                  $   464       $(136)      $     9
     State                                        287         278           192
     Foreign                                      430
                                              -------       -----       -------
                                                1,181         142           201
                                              -------       -----       -------
Deferred:
     Federal                                     (477)       (867)
     State                                          1        (153)
     Foreign                                      (46)
                                              -------       -----       -------
                                                 (522)     (1,020)
                                              -------       -----       -------
Total income tax provision (benefit)          $   659       $(878)      $   201
                                              =======       =====       =======

     At April 1, 1995, the Company had $6,879,000 of state net operating loss carryforwards that expire principally in fiscal years 1996 through 1998. In 1995, the Company recognized tax expense of $30,000 which represents the tax effect of the utilization of acquired federal net operating loss carryforwards of $90,000 from the Company's Ithaca subsidiary; such recognition resulted in an adjustment to the purchase cost (reducing goodwill). Federal business and foreign tax credit carryforwards which are available to offset future federal income taxes total $787,000 and principally expire in fiscal years 1997 through 2002. The Company has a federal minimum tax credit carryforward of approximately $211,000 which will be available to reduce federal tax in future years.

     Differences between the U.S. statutory federal income tax rate and the company's effective income tax rate are analyzed below:


                                                       For the Fiscal Years Ended
                                                 -------------------------------------------
                                                April 1, 1995  April 2, 1994  April 3, 1993
                                                             (In thousands)
Federal statutory tax rate                              34.0%        34.0%       34.0%
  Income tax benefit of net operating loss
      carryforward                                                              (12.4)
    Overaccrual of prior year income taxes                          (41.0)       (9.5)
    Changes attributable to temporary                                            (6.4)
      differences
    State income taxes, net of federal income            5.7          4.0         7.4
      tax
    Non-deductible purchase accounting
      adjustments                                        8.4         31.5         3.0
    Valuation allowance                                (33.7)      (166.0)
    Federal benefit of acquired loss
      carryforwards                                      1.0         20.0
      used to reduce goodwill
    Effect of foreign operations                         3.8
    Other                                                 .5         (2.5)       (3.3)
                                                       -----       ------        ----
Effective tax rate                                      19.7%      (120.0)%      12.8%
                                                       =====       ======        ====

                       TRIDEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   INCOME TAXES: (CONTINUED)

     The Company's gross deferred tax assets and liabilities were comprised of the following:

                                                                                 April 1, 1995           April 2, 1994
                                                                                 -------------           -------------
                                                                                             (In thousands)
       Gross deferred tax assets:
       Currently non-deductible liabilities and reserves                           $    1,048              $    1,033
       Net operating loss carryforwards                                                   514                     910
       Federal business and foreign  tax credit                                           787                     835
         carryforwards
       Federal minimum tax credit carryforwards                                           211                     208
                                                                                   ----------              ----------
                                                                                   $    2,560              $    2,986
                                                                                   ==========              ==========
       Gross deferred tax liabilities:
       Depreciation                                                                $      135              $      153
                                                                                   ==========              ==========


     At April 1, 1995, a valuation allowance of $889,000 has been recorded which relates primarily to state net operating loss and federal foreign tax credit carryforwards, and certain state deferred tax deductions for which a tax benefit will not likely be realized. The net change in the valuation allowance for deferred tax assets was a decrease of $924,000 in the fourth quarter of fiscal 1995 related primarily to benefits relating to federal operating loss, business and Alternative Minimum Tax credit carryforwards and certain federal deferred deductions which will more likely than not be realized. Deferred tax assets and liabilities are offset for presentation in the consolidated balance sheet.

10.  NEW ACCOUNTING PRONOUNCEMENTS:

     The Financial Accounting Standards Board (the "FASB") issued Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121) in March 1995. FAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The entity must estimate the future cash flows expected to result from the use of the asset and its eventual disposition, and recognize an impairment loss for any difference between the fair value of the asset and the carrying amount of the asset. FAS 121 must be adopted for the year beginning after December 15, 1995. The effect, if any, on the Company's financial position or results of operations from adoption of FAS 121 is not expected to be material.

11.  SIGNIFICANT FOURTH QUARTER TRANSACTIONS:

     During the fourth quarter of 1995, the Company recorded an additional provision for the estimated loss on disposal of unused real estate of $50,000 and an additional provision for estimated environmental clean-up costs of $60,000. Also in the fourth quarter, the Company recorded an adjustment to fully recognize federal deferred tax benefits as discussed in Note 9. During the fourth quarter of the prior year, the Company recorded several non-recurring charges, including: a provision for the estimated loss on disposal of unused real estate of $132,000; estimated environmental clean-up costs of $270,000; and a provision for litigation matters totaling $280,000. Also in the fourth quarter, the Company recorded one-time tax credits, including the reversal of an excess income tax accrual of $300,000 and the adjustment to the valuation allowance discussed in Note 9.

                      TRIDEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  INTERNATIONAL OPERATIONS

     Prior to fiscal year 1995, the Company had no foreign operations and export sales were minimal. As a result of the acquisition of Cash Bases, the Company acquired manufacturing facilities in the United Kingdom. Amounts included in the accompanying consolidated financial statements associated with operations outside the United States consist of the following:

                                                                  For the Fiscal Year Ended
                                                                        April 1, 1995
                                                                  -------------------------
Sales:
   Domestic                                                                $44,000
   Foreign                                                                  10,883
   Elimination                                                                (206)
                                                                           -------
   Total                                                                   $54,677
                                                                           -------
Operating Profit:
   Domestic                                                                $ 3,635
   Foreign                                                                     905
                                                                           -------
   Total                                                                   $ 4,540
                                                                           -------
Identifiable Assets:
   Domestic                                                                $27,349
   Foreign                                                                   9,013
                                                                           -------
   Total                                                                   $36,362
                                                                           =======

     Net sales are based on the location of the operation. Transfers between geographic areas are recorded at amounts generally above cost and in accordance with the regulations of applicable taxing jurisdictions. Operating profit consists of total net sales less operating expenses and corporate expenses, and does not include either interest, other income or income taxes. Identifiable assets of geographic areas are those assets related to the Company's operations in each area.

     The Company had export sales from its United States operations of approximately $4,073,000 in 1995. Such sales in prior years were not material. During 1995, the Company recorded foreign exchange gains of $85,000. At April 1, 1995 the Company had no forward exchange contracts outstanding.

13.  EVENTS SUBSEQUENT TO APRIL 1, 1995 (UNAUDITED)

     On June 22, 1995, the Fleet Credit Agreement was amended to increase the Working Capital Facility to $4,625,000 from $4,000,000. In addition, availability under the Working Capital Facility was expanded to include 25% of the Company's eligible inventories.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                None.


                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (A)    DIRECTORS.

                The information contained in "Information Concerning Nominees for Election as Directors and Executive Officers" of the Company's Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders which is scheduled to be held on September 19, 1995 is hereby incorporated herein by reference. Also see Item 1(E)(i) above.

         (B)    EXECUTIVE OFFICERS.

                See Item 1(E)(ii) above.

         (C)    COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

                The information contained in "Compliance with Section 16(a)" of the Proxy Statement is hereby incorporated by reference.

ITEM 11.        EXECUTIVE COMPENSATION.

                The information contained in "Compensation of Directors and Executive Officers" of the Proxy Statement is hereby incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                The information contained in "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is hereby incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                The information contained in "Certain Relationships and Related Transactions" of the Proxy Statement is hereby incorporated herein by reference.


                                    PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                FORM 8-K.

         (A) THE FOLLOWING FINANCIAL STATEMENTS AND EXHIBITS ARE FILED AS PART OF THIS REPORT:

         (i)    Financial statements

                See Item 8 on page 14.

        (ii)    Financial statement schedules

                See Item 8 on page 14.

       (iii)    List of Exhibits.

                See Exhibit Index on page 33.

         (B)    REPORTS ON FORM 8-K.

                The Company did not file any Current Reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          TRIDEX CORPORATION



                          By:  /s/ Seth M. Lukash
                             --------------------------------------------------
                               Seth M. Lukash
                               Chairman of the Board, President,
                               Chief Executive Officer, Chief Operating Officer and Director

                               Date: June 26, 1995

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                   Title                                    Date
- - ---------                                                   -----                                    ----
   /s/ Seth M. Lukash                       Chairman of the Board, President, Chief              June 26, 1995
- - ----------------------------                Executive Officer, Chief Operating Officer
Seth M. Lukash                              and Director
(Principal Executive Officer)


   /s/ Richard L. Cote                      Senior Vice President and                            June 26, 1995
- - ----------------------------                Chief Financial Officer
Richard L. Cote
(Principal Financial Officer)

   /s/ George T. Crandall                   Vice President, Treasurer,                           June 26, 1995
- - ----------------------------                Controller and Assistant Secretary
George T. Crandall
(Principal Accounting Officer)

   /s/ Ralph I. Fine                        Director and Secretary                               June 26, 1995
- - ----------------------------
Ralph I. Fine

   /s/ Alvin Lukash                         Director                                             June 26, 1995
- - ----------------------------
Alvin Lukash

   /s/ Graham Y. Tanaka                     Director                                             June 26, 1995
- - -----------------------------
Graham Y. Tanaka

   /s/ Richard T. Bueschel                  Director                                             June 26, 1995
- - -----------------------------
Richard T. Bueschel

   /s/ Paul J. Dunphy                       Director                                             June 26, 1995
- - -----------------------------
Paul J. Dunphy

   /s/ Richard W. Sonnenfeldt               Director                                             June 26, 1995
- - -----------------------------
Richard W. Sonnenfeldt

                                  Exhibit Index

                                                                                                              Page
                                                                                                             Number
                                                                                                             ------
3.1       Certificate of Incorporation of Tridex, as amended, filed on June 28,
          1985 as Exhibit 3.1 to the Company's Annual Report on Form 10-K for
          the fiscal year ended March 30, 1985, is hereby incorporated herein by reference.

3.2       Certificate of Amendment of Incorporation of Tridex, dated October 1,
          1987, filed on July 18, 1988 as Exhibit 3.2 to the Company's Annual
          Report on Form 10-K for the fiscal year ended April 2, 1988 is hereby incorporated herein by reference.

3.3       Certificate of Amendment of Incorporation of Tridex, dated August 15,
          1988, filed on June 29, 1989 as Exhibit 3.3 to the Company's Annual
          Report on Form 10-K for the fiscal year ended April 1, 1989 is hereby incorporated herein by reference.

3.4       Certificate of Amendment of Incorporation of Tridex, dated March
          31,1989 filed on June 29, 1989 as Exhibit 3.4 to the Company's Annual
          Report on Form 10-K for the fiscal year ended April 1, 1989 is hereby incorporated herein by reference.

3.5 Bylaws of Tridex, as amended and restated on May 26, 1994 filed on June 30, 1994 as Exhibit 3.5 to the Company's Annual Report on Form
          10-K for the fiscal year ended April 2, 1994 is hereby incorporated by reference.

4.1       Description of the Company's common stock set forth in the Company's
          Registration Statement on Form 8-A filed July 14, 1986, is hereby incorporated herein by reference.

4.2 The Tridex Corporation 1989 Long Term Incentive Plan (as amended and restated) filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Shareholders filed July 23, 1992 is hereby incorporated herein by reference.

4.3       Form of 8% Subordinated Convertible Term Promissory Notes dated
          January 20, 1993, by and among the Company and the shareholders of Ultimate Technology Corporation, filed as an Exhibit to Current Report on Form 8-K filed February 10, 1993, is hereby incorporated herein by reference.

4.4 Form of Registration Rights Agreement, dated January 20, 1993, filed as an Exhibit to Current Report on Form 8-K filed February 10, 1993, is hereby incorporated herein by reference.

4.5 Indenture dated as of December 31, 1992 by and among the Company and American Stock Transfer & Trust Company, as Trustee, filed as an
          Exhibit to Current Report on Form 8-K filed February 10, 1993, is hereby incorporated herein by reference.

4.6       Form of 10.5% Senior Subordinated Convertible Debentures due December
          31, 1997, filed as an Exhibit to Current Report on Form 8-K filed
          February 10, 1993, is hereby incorporated herein by reference.

4.7 Form of Warrant, dated January 20, 1993, to purchase shares of Tridex common stock, filed as an Exhibit to Current Report on Form 8-K filed
          February 10, 1993, is hereby incorporated herein by reference.

4.8       Form of Registration Rights Agreement, filed as an Exhibit to Current
          Report on Form 8-K filed February 10, 1993, is hereby incorporated herein by reference.

4.9       Form of 10% Subordinated Convertible Term Promissory Note due May 10,
          1994 filed as an Exhibit to the Company's Current Report on Form 8-K filed May 25, 1990, is hereby incorporated herein by reference.

4.10 Registration Rights Agreement, dated as of May 10, 1990, by and among the Company, Ithaca Peripherals Incorporated and Noteholders filed as an Exhibit of the Company's Current Report on Form 8-K filed May 25,
          1990 is hereby incorporated herein by reference.

4.11 Form of Warrant dated January 20, 1993, to purchase common stock of Tridex Corporation, filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1993 is hereby incorporated herein by reference.

                                                                                                              Page
                                                                                                             Number
                                                                                                             ------
10.1      Consulting Services Agreement, dated as of April 16, 1992, between
          Tridex and Alvin Lukash, filed as an exhibit to the Company's Annual
          Report on form 10-K for the fiscal year ended March 28, 1992, is hereby incorporated herein by reference.

10.2      Employment Agreement, dated as of April 16, 1995, between Tridex and                                 36
          Seth M. Lukash.

10.3      Severance Agreement, dated as of April 16, 1990, between Tridex and
          Seth M. Lukash filed as an Exhibit to the Company's Annual Report on
          Form 10-K for the fiscal year ended March 31, 1990 is hereby incorporated by reference.

10.4 First Amendment to Severance Agreement, dated as of April 16, 1992 between Tridex and Seth M. Lukash, filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March
          28, 1992, is hereby incorporated by reference.

10.5      Second Amendment to Severance Agreement, dated as of June 1, 1995,                                   37
          between Tridex and Seth M. Lukash

10.6      Severance Agreement, dated as of April 39, 1990, between Tridex and
          George T. Crandall filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1992, is hereby incorporated by reference.

10.7      Employment and Non-competition Agreement, dated May 10, 1990, between
          Ithaca Peripherals Incorporated and S. Scott Kumpf, filed as an
          Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1991, is incorporated herein by reference.

10.8      Employment and Non-competition Agreement, dated as of January 20,
          1993, between Ultimate Technology Corporation and Dennis J. Lewis, filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1993 is hereby incorporated herein by reference.

10.9      Severance Agreement, dated as of June 1, 1993 between Tridex and
          Richard L. Cote, filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1993 is hereby incorporated herein by reference.

10.10     First Amendment to Severance Agreement, dated as of June 1, 1995, between                            38
          Tridex and Richard L. Cote.

10.11     Letter Agreement, dated as of June 1, 1995, between Tridex and Richard L.                            39
          Cote regarding severance.

10.12 The Tridex Corporation 1989 Long Term Incentive Plan (as amended and restated) filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Shareholders filed July 23, 1992 is hereby incorporated herein by reference.

10.13 Employee Performance Compensation Agreement, dated January 20, 1993 by and among Tridex and the Ultimate shareholders, filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
          April 3, 1993 is hereby incorporated herein by reference.

10.14     Credit Agreement dated as of June 17, 1994 between Tridex Corporation,
          Ithaca Peripherals Incorporated, Ultimate Technology Corporation,
          Magnetec Corporation and Fleet Bank, National Association filed on
          June 30, 1994 as Exhibit 10.12 to the Company's Annual Report on Form
          10-K for the fiscal year ended April 2, 1994 is hereby incorporated by reference.

10.15     Amendment No. 1 to Credit Agreement dated as of June 22, 1995 between                                40
          Tridex Corporation, Ithaca Peripherals Incorporated, Ultimate Technology
          Corporation, Magnetec Corporation, Cash Bases Incorporated and Fleet Bank,
          National Association.

10.16     Service Agreement, dated June 20, 1994, between Cash Bases G.B.
          Limited and Hugh T. Burnett filed on June 30, 1994 as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended
          April 2, 1994 is hereby incorporated by reference.

11.1      Statement re:  computation of per share earnings.                                                    51

                                                                                                              Page
                                                                                                             Number
                                                                                                             ------
21.1      List of Subsidiaries of Tridex.                                                                      52

23.1      Consent of Independent Accountants.                                                                  53

27.1      Financial Data Schedule