Form 10-Q
period 1995-07-01
TRIDEX CORP
filed 1995-08-14
CIK 47254

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     (13 weeks) July 1, 1995

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                  to:

Commission file number:

                               TRIDEX CORPORATION
             (Exact name of registrant as specified in its charter)

CONNECTICUT                                              06-0682273
(State or other jurisdiction                (I.R.S. Employer Identification No.)
incorporation or organization)


                       61 WILTON ROAD, WESTPORT CT  06880
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (203) 226-1144
              (Registrant's telephone number, including area code)

Former address:
               (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 Months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X    NO
                                     ---      ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 YES       NO
                                     ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         CLASS                              OUTSTANDING AUGUST 1, 1995
         -----                              --------------------------

         COMMON STOCK,                               3,684,826
         NO PAR VALUE

                      TRIDEX CORPORATION AND SUBSIDIARIES


                                     INDEX

                                                                                         Page No.
                                                                                         --------
PART I.          Financial Information:

  Item 1.            Financial Statements

                     Consolidated Condensed Balance Sheets
                     July 1, 1995 and April 1, 1995                                          3

                     Consolidated Statements of Income for the 13 Weeks Ended
                     July 1, 1995 and July 2, 1994                                           4

                     Consolidated Statements of Cash Flows for the 13 Weeks Ended
                     July 1, 1995 and July 2, 1994                                           5

                     Notes to Consolidated Condensed Financial Statements                    6

  Item 2.            Management's Discussion and Analysis of the Results of
                     Operations and Financial Condition                                      9


PART II.         Other Information:

  Item 5.            Other Information                                                      10

  Item 6.            Exhibits and Reports on Form 8-K                                       10

Signatures                                                                                  11


                                 EXHIBIT INDEX


Exhibit 11           Computation of Per Share Earnings                                      12

Exhibit 27           Financial Data Schedule

                      TRIDEX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                JULY 1, 1995      APRIL 1, 1995
                                                                ------------      -------------
ASSETS
Current assets:
  Cash and cash equivalents                                         $   393            $   347
  Receivables                                                        10,383              9,635
  Inventories                                                         8,915              8,238
  Prepaid expenses                                                      470                601
  Deferred tax assets                                                   742                742
                                                                    -------            -------
    Total current assets                                             20,903             19,563
                                                                    -------            -------

  Plant and equipment, net                                            4,687              4,423
  Excess of cost over fair value of net assets acquired              10,043             10,260
  Other assets                                                        2,052              2,116
                                                                    -------            -------
                                                                    $37,685            $36,362
                                                                    =======            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank loans payable                                                $ 4,194            $ 2,400
  Current portion of long term debt                                   2,376              2,346
  Accounts payable                                                    4,476              4,877
  Accrued liabilities                                                 4,098              3,977
                                                                    -------            -------
    Total current liabilities                                        15,144             13,600
                                                                    -------            -------

Long term debt, less current portion:
  Term loan payable                                                   1,166              1,458
  Senior subordinated convertible debentures,
    due 1997, net of discount of $20 and $22                          3,450              3,448
  Subordinated convertible term promissory notes,
    due 1997, net of discount of $265 and $308                          935              1,092
  Other                                                                 138                187
                                                                    -------            -------
                                                                      5,689              6,185
                                                                    -------            -------

Shareholders' equity:
  Common stock, at stated value                                         950                950
  Additional paid-in capital                                         21,854             21,853
  Accumulated deficit                                                (5,299)            (5,612)
  Cumulative translation adjustment                                      85                124
  Common shares held in treasury, at cost                              (738)              (738)
                                                                    -------            -------
                                                                    $16,852            $16,577
                                                                    -------            -------
                                                                    $37,685             36,362
                                                                    =======            =======

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                      TRIDEX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                  13 WEEKS ENDED
                                                                            ----------------------------
                                                                            JULY 1, 1995    JULY 2, 1994
                                                                            ------------    ------------
Net sales                                                                    $   15,113      $   10,411
                                                                             ----------      ----------
Operating costs and expenses:
  Cost of sales                                                                  10,223           6,756
  Engineering, design and product development costs                                 720             492
  Selling, administrative and general expenses                                    3,220           2,221
                                                                             ----------      ----------
                                                                                 14,163           9,469
                                                                             ----------      ----------

Operating profit                                                                    950             942


Other charges (income):
  Interest expense, net                                                             360             225
                                                                                     11             (48)
                                                                             ----------      ----------
  Other, net                                                                        371             177

Profit before income taxes                                                          579             765

Provision for income taxes                                                          266             325
                                                                             ----------      ----------
Net income                                                                   $      313      $      440
                                                                             ==========      ==========

Earnings per common and common equivalent share:
  Primary                                                                    $     0.08      $     0.12
                                                                             ==========      ==========

  Average common and common equivalent shares outstanding                     3,883,389       3,806,239
                                                                             ==========      ==========


           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                      TRIDEX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                  13 WEEKS ENDED
                                                                            ----------------------------
                                                                            JULY 1, 1995    JULY 2, 1994
                                                                            ------------    ------------
Cash flows from operating activities:
  Net income                                                                     $  313         $   440
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                 641             466
      Changes in operating assets and liabilities:
         Receivables                                                               (790)          1,319
         Inventory                                                                 (696)           (450)
         Other current assets                                                       128            (110)
         Other assets                                                                (7)            (66)
         Accounts payable, accrued liabilities and income taxes payable            (242)            118
                                                                                 ------         -------
           Net cash (used in) provided by operating activities                     (653)          1,717
                                                                                 ------         -------

Cash flows from investing activities:
  Purchases of plant and equipment                                                 (585)           (623)
  Acquired assets and acquisition costs, net of cash acquired                                    (5,508)
  Other                                                                              (4)
                                                                                 ------         -------
    Net cash used in investing activities                                          (589)         (6,131)
                                                                                 ------         -------
Cash flows from financing activities:
  Net change in borrowings under line of credit                                   1,794           1,300
  Net proceeds from issuance of long term debt                                                    3,500
  Principal payments on long term borrowings                                       (505)           (337)
  Issuance of common stock                                                                          658
  Proceeds from exercise of stock options and warrants                                1              14
  Other                                                                              (3)
                                                                                 ------         -------
    Net cash provided by financing activities                                     1,287           5,135
                                                                                 ------         -------

Effect of exchange rate changes on cash                                               1
Increase in cash and cash equivalents                                                46             721
Cash and cash equivalents at beginning of period                                    347              39
                                                                                 ------         -------
  Cash and cash equivalents at end of period                                     $  393         $   760
                                                                                 ======         =======

Supplemental cash flow information:
  Interest paid                                                                  $  305         $   226
  Income taxes paid                                                                 220              90


Supplemental non-cash investing and financing activities:
  Acquisitions:
    Fair market value of assets acquired, excluding cash acquired                               $ 3,881
    Goodwill                                                                                      3,978
    Debt incurred                                                                                (4,800)
    Liabilities assumed                                                                          (2,351)
    Issuance of common stock                                                                       (658)
                                                                                                -------
      Net cash used                                                                             $    50
                                                                                                =======

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                      TRIDEX CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of July 1, 1995, the results of its operations for the 13 weeks ended July 1, 1995 and July 2, 1994 and changes in its cash flows for the 13 weeks ended July 1, 1995 and July 2, 1994. The April 1, 1995 consolidated condensed balance sheet has been derived from the Company's annual financial statements at that date.

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

       The results of operations for the 13 weeks ended July 1, 1995 and July 2, 1994 are not necessarily indicative of the results to be expected for the full year.

2. Primary earnings per common share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect of stock options and warrants.

3.     Inventories:

       Components of inventory are:

                                                July 1, 1995                         April 1, 1995
                                                ------------                         -------------
                                                              (Dollars in Thousands)
       Raw materials and                            $6,618                                $6,232
         component parts
       Work-in-process                               1,201                                   869
       Finished goods                                1,096                                 1,137
                                                    ------                                ------
                                                    $8,915                                $8,238
                                                    ======                                ======

4.     Environmental matters:

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

       During July 1984, Allu and Tridex disclosed to the Massachusetts Department of the Attorney General the existence of chromium, oil and grease at the Site. As a result, the Environmental Protection Division of the Department of the Attorney General and the Massachusetts Department of Environmental Protection ("MDEP") conducted an investigation of the Site. At MDEP's request, the Company retained an environmental engineering firm, which completed a Phase II investigation study of the Site. The Company has conducted further studies to characterize and assess the Site more specifically and to determine appropriate long term clean-up measures. In January 1993, the Company entered into an agreement with Foley pursuant to which Tridex and Foley agreed to pay 75% and 25%, respectively, of the costs incurred after January 1, 1992 in connection with the investigation and remediation of the Site (the "Site Participation Agreement"). The Site Participation Agreement also provides that, to the extent there are available proceeds from the sale of the Site or, if not sold, from the operation of the Site after January 1, 1997, Tridex shall be reimbursed for all or a portion of the $260,000 it expended in connection with the Site prior to January 1, 1992. Under the terms of an Escrow Agreement entered into by Tridex and Foley simultaneously with the Site Participation Agreement (the "Escrow Agreement"), Tridex and Foley each placed $125,000 into escrow to fund the payment of their obligations under the Site Participation Agreement. Under the terms of the Escrow Agreement, Tridex must place an additional $100,000 in escrow at the request of the Escrow Agent and thereafter the amount of any additional funds required by the Escrow Agent to be placed in escrow shall be contributed 75% by Tridex and 25% by Foley. Approximately $1,000 is being held in escrow as of July 1, 1995, all of which was contributed by Foley.

       As of July 1, 1995, the Company had spent approximately $589,000 in connection with the Site. Of this amount, approximately $429,000 relates to investigation or remediation costs incurred at the Site. Although it is difficult to distinguish between amounts spent for investigation and remediation, the Company estimates that approximately $356,000 has been spent in connection with investigation and approximately $73,000 has been spent in connection with remediation of the Site. The Company estimates that approximately $100,000 to $300,000 will be spent in connection with the Site during fiscal 1996, including expenditures from the escrow account. Based upon preliminary estimates provided by a consulting environmental engineer and based upon the likely future uses of the property, as of July 1, 1995, the Company had accrued $323,000 for the estimated liability associated with the Site which represents currently estimated minimum cost of remediation, after considering the cost sharing arrangement discussed above. Accordingly, although no assurances can be given regarding the materiality of the total costs which may be incurred, the Company does not believe at this time that the remediation of the Site is reasonably likely to have a material effect on the Company's financial condition, results of operations or liquidity. The Company believes that implementation of clean-up measures will commence, and may be completed, in fiscal 1996, in which case the entire amount of remediation costs to be borne by the Company would be incurred and paid in fiscal 1996. The Company expects that, as in the past, funds being held in escrow, cash from operations and the Company's credit facilities will be sufficient to pay the costs of remediation without a material effect on the Company's operations.

       The Company has also been notified by an adjacent property owner, Cooper Industries ("Cooper"), that certain petroleum products that may have migrated from the Site have been detected in a monitoring well located on Cooper's property. The Company and Foley are investigating possible oil contamination along the border between the Site and the property owned by Cooper.

5.     Bank Credit Agreement:

       The Company's agreement with Fleet Bank, N.A. ("Fleet"), (the "Fleet Credit Agreement") provides the Company with a $4,625,000 working capital revolving credit facility (the "Working Capital Facility") and a $3,500,000 acquisition term loan facility (the "Acquisition Facility"). The Working Capital Facility is for a term of one year, bears interest payable monthly at a rate one percentage point above Fleet's prime rate, or 10.0% at July 1, 1995, and bears a non-utilization fee. Availability under the Working Capital Facility is limited to 80% of the Company's eligible accounts receivable and 25% of the Company's eligible inventory. The Acquisition Facility, which was used to fund the acquisition discussed below, is for a term of three years, bears interest payable monthly at a rate 1.5 percentage points above Fleet's prime rate, or 10.5% on July 1, 1995, and requires principal to be paid in quarterly installments. The Fleet Credit Agreement is secured by a first priority security interest in certain assets, imposes certain covenants (including minimum tangible capital base, minimum working capital, maximum leverage ratios and minimum interest coverage ratios) and restricts the amount available for payment of cash dividends and capital stock distributions.

6.     Acquisition of Cash Bases GB Limited:

       On June 20, 1994, the Company completed the acquisition of Cash Bases GB Limited ("Cash Bases"), of Newhaven, England. The purchase price of 3,500,000 U.K. pounds sterling (approximately $5.330 million) was paid 3,067,000 U.K. pounds sterling (approximately $4.672 million) in cash and 433,000 U.K. pounds sterling (approximately $658,000) by delivery of 96,788 shares of Tridex common stock, of which 72,647 shares were placed in escrow to secure the accuracy of certain representations and warranties made by the sellers. The escrowed shares were released as scheduled since the Company made no claim against the sellers for breach of representations and warranties prior to the scheduled release date. In addition, the Company guaranteed the sellers that the sales price of all such shares sold by sellers will not be less than the average market price of Tridex common stock at the time of the acquisition ($6.80 per shares). The Company's liability must be settled in U.K. pounds sterling when the shares are sold. Based upon the current market price for the Company's common stock and current foreign exchange rates, the Company's liability for the final installment of 27,942 shares released from escrow in June 1995 will approximate $35,000.

       The Company financed the cash portion of the purchase price through the Fleet Credit Agreement, discussed above. The acquisition has been accounted for using the purchase method of accounting. The acquired company's assets and liabilities have been recorded in the Company's financial statements at their estimated fair values at the acquisition date. The Consolidated Statements of Income include the results of operations of the acquired company from the acquisition date. The following pro forma data (unaudited) reflect the fiscal 1995 acquisition of Cash Bases as if the acquisition had occurred at the beginning of fiscal 1995; such data does not purport to be indicative of what would have occurred had this transaction been made on that date:


                                           13 Weeks Ended
                                            July 2, 1994
                                            ------------

                                      (In thousands of dollars,
                                      except per share amounts)
                                             (Unaudited)
Revenue                                       $13,036
Operating profit                                1,149
Net income                                        503
Earnings per common and common
  equivalent share                            $  0.13


7.     Other charges (income):

       Other non-operating expense for the current quarter is primarily transactional foreign exchange losses. Other charges (income) in the first quarter of fiscal 1995 includes $115,000 of additional cash compensation received in the quarter related to the October, 1993 sale of the general solenoid product line of Magnetec Corporation ("Magnetec"), a wholly-owned subsidiary of the Company, offset by an additional provision for loss on disposal of unused real estate of $70,000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
FIRST QUARTER FISCAL 1996 COMPARED TO FIRST QUARTER FISCAL 1995

CONSOLIDATED NET SALES for the quarter (13 weeks) ended July 1, 1995 increased $4,702,000 (45%) to $15,113,000 from $10,411,000 in the comparable quarter of the prior year. The increase is due to the contribution of Cash Bases GB Limited ("Cash Bases") acquired on June 20, 1994 and to greater volume of shipments of POS printers and POS terminals.

CONSOLIDATED GROSS PROFIT increased $1,235,000 (34%) to $4,890,000 from $3,655,000 in the prior year's quarter, primarily as a result of the contribution of Cash Bases and to the greater volume of shipments of POS printers and POS terminals. Gross profit was adversely impacted by the relocation of Magnetec during the current quarter and by a production disruption experienced during a manufacturing system conversion at Cash Bases. Consolidated gross profit percentage decreased to 32% of sales from 35% of sales in the prior year's quarter. The decrease in gross margin reflects a change in sales mix of products into the POS markets and the non-recurring costs and unfavorable variances incurred by Magnetec and Cash Bases during the quarter.

CONSOLIDATED ENGINEERING, DESIGN AND PRODUCT DEVELOPMENT COSTS increased $228,000 (46%) to $720,000 from $492,000 in the prior year's quarter. The increase is primarily the result of the inclusion of such costs for Cash Bases, as well as the cost of developing new products and enhancing existing products.

CONSOLIDATED SELLING, ADMINISTRATIVE AND GENERAL EXPENSES increased $999,000 (45%) to $3,220,000 from $2,221,000 in the prior year's quarter. The increase in selling expenses is primarily the result of the inclusion of such costs for Cash Bases and the increased staff to support a greater selling effort, in both the United States and the European markets. The increase in general and administrative expenses is primarily the result of the inclusion of such costs for Cash Bases and additional employee costs, professional services to support business growth and the amortization of acquisition and finance costs.

CONSOLIDATED OPERATING PROFIT for the current quarter increased $8,000 (1%) to $950,000 from $942,000 in the prior year's quarter, primarily as a result of the greater volume of shipments of POS printers and POS terminals. Consolidated operating profit as a percentage of revenue decreased to 6% from 9% in the prior year's quarter.

NET INTEREST EXPENSE increased $135,000 (60%) to $360,000 from $225,000 in the prior year's quarter. The increase in interest expense was due primarily to the additional indebtedness incurred to acquire Cash Bases.

OTHER NON-OPERATING EXPENSE, NET for the current quarter is primarily transactional foreign exchange losses. The prior year's quarter includes an additional gain of $115,000 related to the October 1993 sale of the Magnetec solenoid product line, offset by an additional provision of $70,000 for loss on disposal of unused real estate.

PROVISION FOR INCOME TAXES reflects an increase in the effective tax rate to 46% from 42.5% in the prior year.

NET INCOME for the current quarter was $313,000 (or $0.08 per share) as compared to $440,000 (or $0.12 per share) in the prior year's quarter. The average number of common and common equivalent shares outstanding increased to 3,883,389 shares from 3,806,239 shares in the prior year's quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at July 1, 1995 was $5,759,000 compared with $5,963,000 at April 1, 1995. The current ratio was 1.4 to 1 at July 1, 1995 and at April 1, 1995. The decrease in working capital is due largely to the additional borrowings under short term credit facilities.

The Company's Working Capital Facility with the Fleet Bank, N.A. ("Fleet"), provides critical capital for the Company. If for any reason this or comparable financing is not available to the Company, it would have an adverse effect on the Company and it's ability to conduct its operations as presently conducted. The Company is required to comply with certain financial covenants, including minimum tangible capital base, minimum working capital, maximum leverage ratios and minimum interest coverage ratios, otherwise the lender may withdraw its commitment. The Company was in full compliance with these covenants for the period ended July 1, 1995 and expects to be in full compliance with these covenants for the remainder of fiscal 1996.

During the first quarter of fiscal year 1996, the Company's operating cash needs were satisfied from cash generated from operations and borrowings under its credit facilities. At July 1, 1995, the Company had no material commitments for capital expenditures and had availability of $725,000 under the Working Capital Facility. As indicated above, during the first quarter of fiscal 1996, the Company's operations were effected by the relocation of Magnetec to a new facility, a temporary decrease in distributor demand for POS printers and a production disruption during a manufacturing system conversion at Cash Bases. As a result, cash flow from operations was adversely affected. In order to meet anticipated cash requirements during the first and second quarters of fiscal 1996, the Company and Fleet amended the Working Capital Facility to increase its borrowing limit to $4,625,000. In addition, to assure sufficient working capital availability, several senior executives agreed to defer payment of incentive bonuses totaling approximately $380,000 from June to July, 1995. During the remainder of fiscal 1996, the Company expects that funds generated from operations, supplemented by borrowings under the Working Capital Facility, if necessary, will be sufficient to satisfy its cash needs for working capital, scheduled debt retirements and capital expenditures, primarily tooling for new products.

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


                          PART II.  OTHER INFORMATION

ITEM 5.    Other Information

Until August 8, 1995, the Company's Common Stock was listed on the American Stock Exchange (the "AMEX") where it traded under the symbol "TDX." As of August 9, 1995, the Common Stock ceased to be traded on the AMEX and became quoted on and commenced trading on the National Association of Securities Dealers Automated Quotation - National Market System ("NASDAQ - NMS") under the symbol "TRDX."

ITEM 6.    Exhibits and Reports on Form  8-K

           a.    Exhibits

                 Exhibit 11.      Computation of Per Share Earnings
                 Exhibit 27.      Financial Data Schedule

           b.    Reports on Form 8-K

                 The Company did not file any reports on Form 8-K during the quarter covered by this report.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TRIDEX CORPORATION

                               (Registrant)



August 10, 1995                /s/Seth M. Lukash
                               -----------------
                               Seth M. Lukash
                               Chairman of the Board, President, Chief Executive
                               Officer, and Chief Operating Officer



August 10, 1995                /s/Richard L. Cote
                               ------------------
                               Richard L. Cote
                               Senior Vice President and
                               Chief Financial Officer



August 10, 1995                /s/George T. Crandall
                               ---------------------
                               George T. Crandall
                               Vice President and Treasurer

                                EXHIBIT INDEX

Exhibit No.                     Description                       Page No.
---------                       ---------------------             -------
EX-11                           Computation of per share earnings
EX-27                           Financial Data Schedule