Form 10-Q
period 1995-09-30
TRIDEX CORP
filed 1995-11-14
CIK 47254

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
    /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:      (26 weeks) September 30, 1995
                                     ------------------------------------------

                                       OR

    / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                        to:
                                   --------------------------------------------

Commission file number:                              1-5513
                                   --------------------------------------------

                             TRIDEX CORPORATION
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

CONNECTICUT                                                          06-0682273
-------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                     61 WILTON ROAD, WESTPORT CT  06880
-------------------------------------------------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)

                               (203) 226-1144
-------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

Former address:
-------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 Months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES /X/   NO / /

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                YES / /   NO / /

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                              OUTSTANDING NOVEMBER 8, 1995
---------------------------                        ----------------------------
COMMON STOCK,
NO PAR VALUE                                                3,777,151

                      TRIDEX CORPORATION AND SUBSIDIARIES


                                     INDEX

                                                                        Page No.
                                                                        --------
PART I.   Financial Information:

   Item 1.     Financial Statements

               Consolidated Condensed Balance Sheets
               September 30, 1995 and April 1, 1995                            3

               Consolidated Statements of Income for the 13 and 26 Weeks
               Ended September 30, 1995 and October 1, 1994                    4

               Consolidated Statements of Cash Flows for the 26 Weeks
               Ended September 30, 1995 and October 1, 1994                    5

               Notes to Consolidated Condensed Financial Statements            6

   Item 2.     Management's Discussion and Analysis of the Results of
               Operations and Financial Condition                              9


PART II.  Other Information:

   Item 4.     Submission of Matters to a Vote of Security Holders            11

   Item 6.     Exhibits and Reports on Form 8-K                               11

Signatures                                                                    12


                                 EXHIBIT INDEX

Exhibit 11     Computation of Per Share Earnings                              13

Exhibit 27     Financial Data Schedule

                      TRIDEX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                           SEPTEMBER 30,        APRIL 1,
                                                               1995               1995
                                                          ---------------    ---------------
ASSETS
Current assets:
   Cash and cash equivalents                                 $     668          $     347
   Receivables, net                                              9,553              9,635
   Inventories                                                   9,604              8,238
   Prepaid expenses                                                425                601
   Deferred tax assets                                             742                742
                                                          ---------------    ---------------
      Total current assets                                      20,992             19,563
                                                          ---------------    ---------------

   Plant and equipment, net                                      5,206              4,423
   Excess of cost over fair value of net assets acquired         9,825             10,260
   Other assets                                                  1,927              2,116
                                                          ---------------    ---------------
                                                             $  37,950          $  36,362
                                                          ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank loans payable                                        $   4,273          $   2,400
   Current portion of long term debt                             2,242              2,346
   Accounts payable                                              4,742              4,877
   Accrued liabilities                                           3,831              3,977
                                                          ---------------    ---------------
      Total current liabilities                                 15,088             13,600
                                                          ---------------    ---------------

Long term debt, less current portion:
   Term loan payable                                               874              1,458
   Senior subordinated convertible debentures,
      due 1997, net of discount of $18 and $22                   3,452              3,448
   Subordinated convertible term promissory notes,
      due 1997, net of discount of $224 and $308                   776              1,092
   Other                                                           264                187
                                                          ---------------    ---------------
                                                                 5,366              6,185
                                                          ---------------    ---------------

Shareholders' equity:
   Common stock, at stated value                                   976                950
   Additional paid-in capital                                   21,920             21,853
   Accumulated deficit                                          (4,637)            (5,612)
   Cumulative translation adjustment                                65                124
   Common shares held in treasury, at cost                        (828)              (738)
                                                          ---------------    ---------------
                                                                17,496             16,577
                                                          ---------------    ---------------
                                                             $  37,950          $  36,362
                                                          ===============    ===============

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                      TRIDEX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                    13 Weeks Ended                      26 Weeks Ended
                                                          ----------------------------------  ---------------------------------
                                                            SEPTEMBER 30,       October 1,      SEPTEMBER 30,       October 1,
                                                                1995              1994             1995               1994
                                                          ---------------    ---------------  ---------------    ---------------
Net sales                                                  $    16,581        $    14,902       $    31,694       $    25,313
                                                          ---------------    ---------------  ---------------    ---------------

Operating costs and expenses:
   Cost of sales                                                10,901             10,006            21,124            16,762
   Engineering, design and product development costs               805                556             1,525             1,048
   Selling, administrative and general expenses                  3,309              2,901             6,529             5,122
                                                          ---------------    ---------------  ---------------    ---------------
                                                                15,015             13,463            29,178            22,932
                                                          ---------------    ---------------  ---------------    ---------------

Operating profit                                                 1,566              1,439             2,516             2,381

Other charges (income):
   Interest expense, net                                           340                310               700               535
   Other, net                                                       (1)                (7)               10               (55)
                                                          ---------------    ---------------  ---------------    ---------------
                                                                   339                303               710               480
                                                          ---------------    ---------------  ---------------    ---------------

Profit before income taxes                                       1,227              1,136             1,806             1,901

Provision for income taxes                                         565                483               831               808
                                                          ---------------    ---------------  ---------------    ---------------

Net income                                                 $       662        $       653       $       975       $     1,093
                                                          ===============    ===============  ===============    ===============

Earnings per common and common equivalent share:
   Primary                                                 $      0.17        $      0.17       $      0.25       $      0.28
                                                          ===============    ===============  ===============    ===============
   Average common and common equivalent share
      shares outstanding:
                                                             3,974,451          3,889,279         3,928,920         3,847,759
                                                          ===============    ===============  ===============    ===============

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      TRIDEX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                   26 WEEKS ENDED
                                                          ----------------------------------
                                                           SEPTEMBER 30,       October 1,
                                                               1995               1994
                                                          ---------------    ---------------
Cash flows from operating activities:
   Net income                                                $     975          $   1,093
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                              1,289              1,072
      Gain on sale of assets                                                           (9)
      Changes in operating assets and liabilities:
         Receivables                                                30               (441)
         Inventory                                              (1,395)              (629)
         Other current assets                                      169                124
         Other assets                                               39                (66)
         Accounts payable and accrued liabilities                 (229)               983
                                                          ---------------    ---------------
            Net cash provided by operating activities              878              2,127
                                                          ---------------    ---------------

Cash flows from investing activities:
   Purchases of plant and equipment                             (1,422)            (1,260)
   Acquired assets and acquisition costs, net of cash
      acquired                                                                     (5,508)
   Proceeds from sale of assets                                                       110
   Other                                                                              (13)
                                                          ---------------    ---------------
      Net cash used in investing activities                     (1,422)            (6,671)
                                                          ---------------    ---------------

Cash flows from financing activities:
   Net change in borrowings under lines of credit                1,869              1,800
   Net proceeds from issuance of long term debt                    157              3,500
   Principal payments on long term borrowings                   (1,160)              (716)
   Issuance of common stock                                        (11)               658
   Proceeds from exercise of stock options and warrants             14                 30
   Other                                                            (5)
                                                          ---------------    ---------------
      Net cash provided by financing activities                    864              5,272
                                                          ---------------    ---------------

Effect of exchange rate changes on cash                              1                 14
                                                          ---------------    ---------------

Increase in cash and cash equivalents                              321                742
Cash and cash equivalents at beginning of period                   347                 39
                                                          ---------------    ---------------
Cash and cash equivalents at end of period                   $     668          $     781
                                                          ===============    ===============

Supplemental cash flow information:
   Interest paid                                             $     621          $     553
   Income taxes paid                                               498                272
Supplemental non-cash investing and financing activities:
   Acquisitions:
      Fair market value of assets acquired, excluding
         cash acquired                                                          $   3,881
      Goodwill                                                                      3,978
      Debt incurred                                                                (4,800)
      Liabilities assumed                                                          (2,351)
      Issuance of common stock                                                       (658)
                                                                             ---------------
         Net cash used                                                          $      50
                                                                             ===============

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                      TRIDEX CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)




1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of September 30, 1995, the results of its operations for the 13 and 26 weeks ended September 30, 1995 and October 1, 1994 and changes in its cash flows for the 26 weeks ended September 30, 1995 and October 1, 1994. The April 1, 1995 consolidated condensed balance sheet has been derived from the Company's annual financial statements at that date.
     These financial statements should be read in conjunction with the financial statements and notes included in the annual report for the fiscal year ended April 1, 1995.

     The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of such subsidiaries have been translated at current exchange rates, and related revenues and expenses have been translated at weighted average exchange rates. The aggregate effect of translation adjustments so calculated is included as a separate component of shareholders' equity. Transaction gains and losses are included in other charges (income).

     The results of operations for the 13 and 26 weeks ended September 30, 1995 and October 1, 1994 are not necessarily indicative of the results to be expected for the full year.

2. Primary earnings per common share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect of stock options and warrants.

3.   Inventories:

     Components of inventory are:

                                       September 30, 1995          April 1, 1995
                                       ------------------          -------------
                                                 (Dollars in Thousands)
     Raw materials and
       component parts                      $6,894                   $6,232
     Work-in-process                         1,413                      869
     Finished goods                          1,297                    1,137
                                             -----                    -----
                                            $9,604                   $8,238
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

     During July 1984, Allu and Tridex disclosed to the Massachusetts Department of the Attorney General the existence of chromium, oil and grease at the Site. As a result, the Environmental Protection Division of the Department of the Attorney General and the Massachusetts Department of Environmental Protection ("MDEP") conducted an investigation of the Site. At MDEP's request, the Company retained an environmental engineering firm, which completed a Phase II investigation study of the Site. The Company has conducted further studies to characterize and assess the Site more specifically and to determine appropriate long term clean-up measures. In January 1993, the Company entered into an agreement with Foley pursuant to which Tridex and Foley agreed to pay 75% and 25%, respectively, of the costs incurred after January 1, 1992 in connection with the investigation and remediation of the Site (the "Site Participation Agreement"). The Site Participation Agreement also provides that, to the extent there are available proceeds from the sale of the Site or, if not sold, from the operation of the Site after January 1, 1997, Tridex shall be reimbursed for all or a portion of the $260,000 it expended in connection with the Site prior to January 1, 1992. Under the terms of an Escrow Agreement entered into by Tridex and Foley simultaneously with the Site Participation Agreement (the "Escrow Agreement"), Tridex and Foley each placed $125,000 into escrow to fund the payment of their obligations under the Site Participation Agreement.
     Under the terms of the Escrow Agreement, Tridex must place an additional $100,000 in escrow at the request of the Escrow Agent and thereafter the amount of any additional funds required by the Escrow Agent to be placed in escrow shall be contributed 75% by Tridex and 25% by Foley. Approximately $1,000 is being held in escrow as of September 30, 1995, all of which was contributed by Foley.

     As of September 30, 1995, the Company had spent approximately $624,000 in connection with the Site. Of this amount, approximately $459,000 relates to investigation or remediation costs incurred at the Site. Although it is difficult to distinguish between amounts spent for investigation and remediation, the Company estimates that approximately $361,000 has been spent in connection with investigation and approximately $98,000 has been spent in connection with remediation of the Site. Based upon preliminary estimates provided by a consulting environmental engineer and based upon the likely future uses of the property, as of September 30, 1995, the Company has an accrual of $288,000 for the estimated liability associated with the Site which represents currently estimated minimum cost of remediation, after considering the cost sharing arrangement discussed above. Accordingly, although no assurances can be given regarding the materiality of the total costs which may be incurred, the Company does not believe at this time that the remediation of the Site is reasonably likely to have a material effect on the Company's financial condition, results of operations or liquidity. The Company estimates that approximately $100,000 to $300,000 will be spent in connection with the Site including
     expenditures from the escrow account.   The Company believes that although
     implementation of clean-up measures may commence in fiscal 1996, such implementation will not be completed in fiscal 1996. The Company expects that, as in the past, funds being held in escrow, cash from operations and the Company's credit facilities will be sufficient to pay the costs of remediation without a material effect on the Company's operations.

     The Company has also been notified by an adjacent property owner, Cooper Industries ("Cooper"), that certain petroleum products that may have migrated from the Site have been detected in a monitoring well located on Cooper's property. The Company and Foley are investigating possible oil contamination along the border between the Site and the property owned by Cooper.

5.   Bank Credit Agreement:

     The Company's agreement with Fleet Bank, N.A. ("Fleet"), (the "Fleet Credit Agreement") provides the Company with a $4,625,000 working capital revolving credit facility (the "Working Capital Facility") and a $3,500,000 acquisition term loan facility (the "Acquisition Facility"). The Working Capital Facility, curently scheduled to expire on November 30, 1995, bears interest payable monthly at a rate one percentage point above Fleet's prime rate, or 9.75% at September 30, 1995, and bears a non-utilization fee. The Company has received preliminary indications from Fleet that it will be renewed under terms and conditions similar to the present agreement. Availability under the Working Capital Facility is limited to 80% of the Company's eligible accounts receivable and 25% of the Company's eligible inventory. The Acquisition Facility, which was used to fund the acquisition discussed below, is for a term of three years, bears interest payable monthly at a rate 1.5 percentage points above Fleet's prime rate, or 10.25% on September 30, 1995, and requires principal to be paid in quarterly installments. The Fleet Credit Agreement is secured by a first priority security interest in certain assets, imposes certain covenants (including minimum tangible capital base, minimum working capital, maximum leverage ratios and minimum interest coverage ratios) and restricts the amount available for payment of cash dividends and capital stock distributions.

6.   Acquisition of Cash Bases GB Limited:

     On June 20, 1994, the Company completed the acquisition of Cash Bases GB Limited ("Cash Bases"), of Newhaven, England. The purchase price of pound sterling 3,500,000 (approximately $5.330 million) was paid pound sterling 3,067,000 (approximately $4.672 million) in cash and pound sterling 433,000 (approximately $658,000) by delivery of 96,788 shares of Tridex common stock of which 72,647 shares were placed in escrow to secure the accuracy of certain representations and warranties made by the sellers. The escrowed shares were released as scheduled since the Company made no claim against the sellers for breach of representations and warranties prior to the scheduled release dates. The Company guaranteed the sellers that the sales price of the shares sold by sellers will not be less than the average market price of Tridex common stock at the time of the acquisition ($6.80 per share). During the second quarter, the Company reimbursed the sellers an aggregate of $29,000, including losses on foreign exchange, on the sale of the final installment of 27,942 shares released from escrow in June 1995.

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


                                                            26 Weeks Ended
                                                           October 1, 1994
                                                           ---------------

                                                   (In thousands of dollars, except
                                                          per share amounts)

                                                             (Unaudited)
     Revenue                                                 $  27,938
     Operating profit                                            2,638
     Net income                                                  1,156
     Earnings per common and common
        equivalent share                                     $    0.29

7.   Other charges (income):

     Other non-operating expense (income) for the current quarter and six months is primarily transactional foreign exchange losses. Other non-operating expense (income) in the first six months of fiscal 1995 includes $115,000 of additional cash compensation received in the quarter related to the October, 1993 sale of the Company's general solenoid product line, offset by an additional provision for loss on disposal of unused real estate of $70,000.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
SECOND QUARTER FISCAL 1996 COMPARED TO SECOND QUARTER FISCAL 1995

CONSOLIDATED NET SALES for the quarter (13 weeks) ended September 30, 1995 increased $1,679,000 (11%) to $16,581,000 from $14,902,000 in the comparable quarter of the prior year. The increase is due to greater volume of shipments of POS terminals, pole displays and other peripherals. Net sales in fiscal 1996 was adversely impacted by production inefficiencies and a temporary softness in sales of cash drawer products in the European market.

CONSOLIDATED GROSS PROFIT increased $784,000 (16%) to $5,680,000 from $4,896,000 in the prior year's quarter, primarily as a result of the greater volume of shipments of POS terminals, pole displays and other peripherals. Gross profit in fiscal 1996 was adversely impacted by production inefficiencies in the manufacture of cash drawers. Consolidated gross profit percentage increased slightly to 34.3% of sales from 32.9% of sales in the prior year's quarter. The increase in gross margin percentage is due to favorable product sales mix.

CONSOLIDATED ENGINEERING, DESIGN AND PRODUCT DEVELOPMENT COSTS increased $249,000 (45%) to $805,000 from $556,000 in the prior year's quarter. The increase is primarily the cost of developing new products and enhancing existing products, particularly for the POS market.

CONSOLIDATED SELLING, ADMINISTRATIVE AND GENERAL EXPENSES increased $408,000 (14%) to $3,309,000 from $2,901,000 in the prior year's quarter. The increase in selling expenses is primarily the result of the increased staff to support a greater selling effort, in both the United States and the European markets.
The increase in general and administrative expenses reflects additional compensation-related costs and a one-time provision for group medical insurance in the U.S.

CONSOLIDATED OPERATING PROFIT for the current quarter increased $127,000 (9%) to $1,566,000 from $1,439,000 in the prior year's quarter, primarily as a result of the greater volume of shipments of POS terminals and other peripherals. Operating profit in fiscal 1996 was adversely impacted by production inefficiencies at Cash Bases, increased operating costs and the temporary softness in the European cash drawer market. The Company believes that the actions presently being implemented will bring cash drawer production to an acceptable level of operating efficiency and reduce operating expenses. Consolidated operating profit as a percentage of revenue decreased slightly to 9.4% from 9.7% in the prior year's quarter.

NET INTEREST EXPENSE increased $30,000 (10%) to $340,000 from $310,000 in the prior year's quarter. The increase in interest expense was due primarily to the additional borrowings under working capital facilities.

PROVISION FOR INCOME TAXES reflects an increase in the estimated effective tax rate to 46% from 42.5% in the prior year.

NET INCOME for the current quarter was $662,000 (or $0.17 per share) as compared to $653,000 (or $0.17 per share) in the prior year's quarter. The average number of common and common equivalent shares outstanding increased to 3,974,451 shares from 3,889,279 shares in the prior year's quarter.

SIX MONTHS FISCAL 1996 COMPARED TO SIX MONTHS FISCAL 1995

CONSOLIDATED NET SALES for the period (26 weeks) ended September 30, 1995 increased $6,381,000 (25%) to $31,694,000 from $25,313,000 in the comparable period of the prior year. The increase is due to greater volume of shipments of POS terminals, pole displays, POS printers and other peripherals and to the sales of Cash Bases which was acquired on June 20, 1994.

CONSOLIDATED GROSS PROFIT increased $2,019,000 (24%) to $10,570,000 from $8,551,000 in the prior year's period, primarily due to the greater volume of shipments of POS terminals and POS printers and to the effect of the Cash Bases acquisition. Gross profit in fiscal 1996 was adversely impacted by production inefficiencies at Cash Bases and by the relocation of Magnetec. Consolidated gross profit percentage decreased slightly to 33.4% of sales from 33.8% of sales in the prior year's period. The decrease in gross margin percentage, which was experienced only in the first quarter of fiscal 1996, reflects a change in sales mix of products into the POS markets and the non-recurring costs and unfavorable variances incurred by Magnetec and Cash Bases during the period.

CONSOLIDATED ENGINEERING, DESIGN AND PRODUCT DEVELOPMENT COSTS increased $477,000 (46%) to $1,525,000 from $1,048,000 in the prior year's period. The increase is primarily the result of the inclusion of such costs for Cash Bases, as well as the cost of developing new products and enhancing existing products, particularly for the POS market.

CONSOLIDATED SELLING, ADMINISTRATIVE AND GENERAL EXPENSES increased $1,407,000 (27%) to $6,529,000 from $5,122,000 in the prior year's period. The increase in selling expenses is primarily the result of the inclusion of such costs for Cash Bases and the increased staff to support a greater selling effort, in both the United States and the European markets. The increase in general and administrative expenses is primarily the result of the inclusion of such costs for Cash Bases, additional compensation-related costs and a one-time provision for group medical insurance and the amortization of acquisition and finance costs.

CONSOLIDATED OPERATING PROFIT for the current period increased $135,000 (6%) to $2,516,000 from $2,381,000 in the prior year's period, primarily as a result of the greater volume of shipments of POS terminals and POS printers. Operating profit was adversely impacted by production inefficiencies at Cash Bases, increased operating costs and the temporary softness in the European cash drawer market. Consolidated operating profit as a percentage of revenue decreased to 7.9% from 9.4% in the prior year's period.

NET INTEREST EXPENSE increased $165,000 (31%) to $700,000 from $535,000 in the prior year's period. The increase in interest expense was due primarily to the additional borrowings under working capital facilities and to the additional indebtedness incurred to acquire Cash Bases.

OTHER NON-OPERATING EXPENSE, NET for the current period is primarily transactional foreign exchange losses. The prior year's period includes an additional gain of $115,000 related to the October 1993 sale of the Company's solenoid product line, offset by an additional provision of $70,000 for loss on the anticipated disposal of unused real estate.

PROVISION FOR INCOME TAXES reflects an increase in the estimated effective tax rate to 46% from 42.5% in the prior year.

NET INCOME for the current period was $975,000 (or $0.25 per share) as compared to $1,093,000 (or $0.28 per share) in the prior year's period. The average number of common and common equivalent shares outstanding increased to 3,928,920 shares from 3,847,759 shares in the prior year's period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at September 30, 1995 was $5,904,000 compared with $5,963,000 at April 1, 1995. The current ratio was 1.4 to 1 at September 30, 1995 and at April 1, 1995. The decrease in working capital is due largely to the additional borrowings under short term credit facilities.

The Company's Working Capital Facility with the Fleet Bank, N.A. ("Fleet"), which is currently scheduled to expire on November 30, 1995, provides critical capital for the Company. The Company has received preliminary indications from Fleet that it will be renewed under terms and conditions similar to the present agreement. If for any reason this or comparable financing is not available to the Company, it would have an adverse effect on the Company and it's ability to conduct its operations as presently conducted. The Company is required to comply with certain financial covenants, including minimum tangible capital base, minimum working capital, maximum leverage ratios and minimum interest coverage ratios, otherwise the lender may withdraw its commitment.
The Company was in full compliance with these covenants for the period ended September 30, 1995 and expects to be in full compliance with these covenants for the remainder of fiscal 1996.

During the first six months of fiscal year 1996, the Company's operating cash needs were satisfied from cash generated from operations and borrowings under its credit facilities. At September 30, 1995, the Company had no material commitments for capital expenditures and had availability of $1,125,000 under the Working Capital Facility. During the remainder of fiscal 1996, the Company expects that funds generated from operations, supplemented by borrowings under the Working Capital Facility, if necessary, will be sufficient to satisfy its cash needs for working capital, scheduled debt retirements and capital expenditures, primarily tooling for new products.

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


                          PART II.  OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

                        The Company held its Annual Meeting of Shareholders on
               September 19, 1995. Matters voted upon at the meeting and the number of votes cast for, against or withheld, are as follows:

               (1) To elect the following Directors to serve until the next Annual Meeting of Shareholders or until their successors have been duly elected and qualified:

                        Nominee                    Votes For           Votes Against or Withheld
                        -------                    ---------           -------------------------
                        Seth M. Lukash             3,406,481                    7,203
                        Paul J. Dunphy             3,406,927                    6,757
                        Graham Y. Tanaka           3,406,981                    6,703
                        Richard T. Bueschel        3,333,261                   80,423
                        Richard W. Sonnenfeldt     3,322,667                   91,017
                        C. Alan Peyser             3,403,149                   10,535
                        Thomas R. Schwarz          3,403,149                   10,535

               (2) To appoint Price Waterhouse as the Company's independent certified public accountants for the year ending March 30, 1996. Votes cast were: 3,399,635 for, 9,077 against and 4,972 withheld.

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




                             TRIDEX CORPORATION
                             ------------------
                             (Registrant)




November 14, 1995             /s/Seth M. Lukash
                             -----------------
                             Seth M. Lukash
                             Chairman of the Board, President, Chief Executive Officer, and Chief Operating Officer




November 14, 1995             /s/Richard L. Cote
                             ------------------
                             Richard L. Cote
                             Senior Vice President and
                             Chief Financial Officer




November 14, 1995             /s/George T. Crandall
                             ---------------------
                             George T. Crandall
                             Vice President and Treasurer

                                EXHIBIT INDEX
                                -------------



           Exhibit No.                   Description
           -----------                   -----------

            Exhibit 11           Computation of Per Share Earnings

            Exhibit 27           Financial Data Schedule