Form 10-KT
period 1995-12-31
TRIDEX CORP
filed 1996-03-29
CIK 47254

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549
                                    FORM 10-K

(Mark One)

(  )              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year (____ weeks) ended__________________________________________
                                                   or

(X) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from APRIL 2, 1995 to DECEMBER 31, 1995.

Commission file number: 1-5513

                               TRIDEX CORPORATION
             (Exact name of registrant as specified in its charter)

CONNECTICUT                                             06-0682273
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

61 WILTON ROAD, WESTPORT, CT                               06880
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code           203-226-1144

Securities registered pursuant to Section 12 (b) of the Act:

       Title of each class            Name of each exchange on which registered

COMMON STOCK, WITHOUT PAR VALUE                        NASDAQ

Securities registered pursuant to Section 12 (g) of the Act:

                                      NONE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. [ ]

As of FEBRUARY 24, 1996 the aggregate market value of the registrant's issued and outstanding voting stock held by non-affiliates of the registrant was $23,300,000.

As of FEBRUARY 24, 1996 the registrant had outstanding 3,809,231 shares of common stock, without par value.

                        Exhibit Index appears on page 33

                                    1 of 85

                                     PART I

GENERAL

              Tridex Corporation ("Tridex" or the "Company"), through its wholly-owned subsidiaries Magnetec Corporation ("Magnetec"), Ithaca Peripherals Incorporated ("Ithaca"), Ultimate Technology Corporation ("Ultimate") and Cash Bases GB Limited ("Cash Bases"), is primarily engaged in the design, development, manufacture and sale of specialty printers, terminal devices and other peripheral products. The Company's market is the interface between the consumer and the retailer or other service provider in a variety of transactions
- at the retail point-of-sale ("POS"), an automated teller machine ("ATM"), a kiosk, or a lottery terminal. The Company's products include custom-designed dot matrix and thermal printer mechanisms used to print receipts, coupons, event and lottery tickets, bank statements and product or service information; optical mark-sense readers and document transport systems used for automated data entry to lottery terminals, educational test scoring and vote tally systems; and POS printers, POS customer displays, POS keyboards and terminal devices, and cash drawers used in the retail industry.

ITEM 1.       BUSINESS

              (A) GENERAL DEVELOPMENT OF BUSINESS SINCE APRIL 1, 1995

              In December 1995, the Company reorganized its printer business by combining Magnetec and Ithaca into a new Printer Group. The combination provides a strong and highly focused engineering organization to rapidly develop new products and an integrated marketing force. In connection with this reorganization and with reductions in the level of employment in other areas of the Company, a restructuring provision of $425,000 was recorded in December 1995.

              In December 1995, the Company changed its fiscal year to end on December 31. Previously, the Company's fiscal year ended on the Saturday closest to March 31. This report includes the nine months ended December 31, 1995 as a transitional fiscal year.

              (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

              Tridex presently operates in one industry segment, the design, manufacture and sale of specialty printers, terminal devices and other peripheral products.

              (C) NARRATIVE DESCRIPTION OF BUSINESS

              (i) PRINCIPAL PRODUCTS AND SERVICES

              Tridex designs, manufactures and sells specialty dot matrix impact printers, thermal printers, printer mechanisms and optical mark-sense readers for OEM applications, and dot matrix impact printers, customer displays, keyboards, terminal devices and custom cash drawers for POS applications.

              Tridex's printers and printer mechanisms are high performance, full-featured peripherals that utilize the Company's electromechanical printing components and subassemblies. Tridex designs and manufactures a wide variety of printer products, including printers for automated applications such as interactive kiosks and ATMs, printers for lottery and pari-mutuel terminals and other gaming applications and standalone printers for POS and industrial applications. In addition to designing its own printer products, Tridex also provides mechanical design services to customers who integrate printers into specialty applications. The Company's optical mark-sense readers and document transport systems may be used in, or in connection with, products that feature the Company's printer mechanisms and printheads. The Company's cash drawers, constructed of metal, are high quality, custom products, for use with POS terminals primarily in supermarkets, specialty stores and convenience stores. Cash drawers are fabricated in the United Kingdom and are sold primarily in Western Europe through a direct sales force.

              Tridex manufactures and markets POS customer displays, keyboards and terminal devices for use in Twinax, Unix/Aix and PC-based POS applications. Tridex's specialty printers, printer components, terminals and other peripheral products are sold to systems integrators, original equipment manufacturers and directly to end users by a direct sales force comprised of 20 people located in Connecticut, New York, New Hampshire, Illinois, California, Georgia, the United Kingdom, Germany, France and Spain.

              Sales of printers, including POS printers, and printer components accounted for 52% of the Company's net sales for the nine months ended December 31, 1995, and 58% and 71% of net sales for the fiscal years ended April 1, 1995 ("fiscal 1995") and April 2, 1994 ("fiscal 1994"), respectively. Sales of POS printers accounted for 32% of such net sales in the nine months ended December 31, 1995 and 36% and 45% of such net sales in those same periods. Sales of POS customer displays, keyboards, terminals and related products accounted for 30% of net sales in the nine months ended December 31, 1995 and 23% and 27% of such net sales for the fiscal years ended April 1, 1995 and April 2, 1994, respectively. Solenoid sales were less than 2% of total sales in fiscal 1994 with none in fiscal 1995 as the product line was sold on October 1, 1993. Sales of custom cash drawers accounted for 18% of net sales in the nine months ended December 31, 1995 and 19% of the net sales for the fiscal year ended April 1, 1995, the first fiscal year to include such sales. Cash Bases had consolidated revenues of pounds sterling 6.4 million (approximately $9.6 million) for its fiscal year ended April 30, 1994.

              (ii) SOURCES AND AVAILABILITY OF RAW MATERIALS

              The principal materials used by Magnetec are copper wire, magnetic metals, injection molded plastic parts, formed metal parts and electronic subassemblies, all of which are readily available from a number of sources. Ithaca is dependent upon a single source of supply for printer mechanisms for its POS printers. The loss of this supply source would have a material adverse effect on Tridex and its subsidiaries taken as a whole. Ithaca has a contract with this source of supply to provide a sufficient quantity of printer mechanisms until March, 1998. Ithaca enjoys good relations with this source of supply and has received no indication that the supply agreement will not be renewed beyond the expiration of the current contract. Ithaca cannot be certain, however, that the supply agreement will be renewed, or if renewed, that the renewal terms will be as favorable as those under the current contract. The principal raw materials for cash drawers are sheet metal and molded plastic parts which are available from several sources.

              (iii) PATENTS

              Tridex considers one of its patents to be material to the conduct of its business. The Company has rights to a patent expiring in 2008 involving a unique automated cut-off device which is an option offered in certain of its POS printers. Tridex considers certain of its other patents, manufacturing processes and designs to be proprietary in nature, and, therefore, valuable assets.

              (iv) SEASONALITY AND PRACTICES RELATING TO WORKING CAPITAL ITEMS

              Sales of the Company's products are not subject to material seasonal variations. As a result, the Company has not historically been required to maintain significant inventories of raw materials or finished goods in order to fill customer orders.

              (v) CERTAIN CUSTOMERS

              During the nine months ended December 31, 1995, no one customer accounted for more than 10% of consolidated net sales. Sales to Indiana Cash Drawer Company, an unrelated distributor of POS products, accounted for 4.7% of consolidated net sales during the nine months ended December 31, 1995, and 8.3% and 10.5% of net sales in fiscal years 1995 and 1994, respectively.

              (vi) BACKLOG

              The Company's backlog of firm orders was approximately $10,138,000 as of February 24, 1996 and $11,852,000 as of May 27, 1995 compared to a backlog of approximately $7,800,000 as of May 28, 1994. Tridex expects to fill all of its backlog within the current fiscal year.

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

              (viii) RESEARCH AND DEVELOPMENT ACTIVITIES

              The Company spent approximately $2.3 in the nine months ended December 31, 1995 and $2.4 and $2.0 million in the fiscal years 1995 and 1994, respectively, on engineering, design and product development efforts in connection with specialized engineering and design to introduce a number of new products and to custom-tailor products for the Company's customers.

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

                  During July 1984, Allu and Tridex disclosed to the Massachusetts Department of the Attorney General the existence of chromium, oil and grease at the Site. As a result, the Environmental Protection Division of the Department of the Attorney General and the Massachusetts Department of Environmental Protection ("MDEP") conducted an investigation of the Site. At MDEP's request, the Company retained an environmental engineering firm, which completed a Phase II investigation study of the Site. The Company has conducted further studies to more specifically characterize and assess the Site and to determine appropriate long term clean-up. In January 1993, the Company entered into an agreement with Foley pursuant to which Tridex and Foley agreed to pay 75% and 25%, respectively, of the costs incurred after January 1, 1992 in connection with the investigation and remediation of the Site (the "Site Participation Agreement"). The Site Participation Agreement also provides that, to the extent there are available proceeds from the sale of the Site or, if not sold, from the operation of the Site after January 1, 1997, Tridex shall be reimbursed for all or a portion of the $260,000 it expended in connection with the Site prior to January 1, 1992. Under the terms of an Escrow Agreement entered into by Tridex and Foley simultaneously with the Site Participation Agreement (the "Escrow Agreement"), Tridex and Foley each placed $125,000 into escrow to fund the payment of their obligations under the Site Participation Agreement. Under the terms of the Escrow Agreement, Tridex must place an additional $100,000 in escrow at the request of the Escrow Agent and thereafter the amount of any additional funds required by the Escrow Agent to be placed in escrow shall be contributed 75% by Tridex and 25% by Foley. Approximately $3,000 was being held in escrow as of December 31, 1995, all of which was contributed by Foley.

              As of December 31, 1995, the Company had spent approximately $639,000 in connection with the Site. Of this amount, approximately $468,000 relates to investigation or remediation costs incurred at the Site. Although it is difficult to distinguish between amounts spent for investigation and remediation, the Company estimates that approximately $370,000 has been spent in connection with investigation and approximately $98,000 has been spent in connection with remediation of the Site. The Company estimates that it will spend approximately $150,000 to $300,000 in connection with the Site during 1996, including expenditures from the escrow account. Based upon preliminary estimates provided by a consulting environmental engineer and based upon the likely future uses of the property, as of December 31, 1995, the Company had accrued $347,000 for the estimated liability associated with the site, which represents the currently estimated minimum cost of remediation, after considering the cost sharing arrangement discussed above. Accordingly, although no assurances can be given regarding the materiality of the total costs which may be incurred, the Company does not believe at this time that the remediation of the Site is reasonably likely to have a material effect on the Company's financial condition, results of operations or liquidity. The implementation of clean-up measures may commence, and may be completed, in 1996, in which case the entire amount of remediation costs to be borne by the Company would be incurred and paid in 1996. The precise scope and timing of remediation is dependent upon a proposed sale of the property, which is subject to negotiations to which the Company is not a party. The Company expects that, as in the past, funds being held in escrow, cash from operations and the Company's credit facilities will be sufficient to pay the costs of remediation without a material effect on the Company's operations.

              The Company has also been notified by an adjacent property owner, Cooper Industries ("Cooper"), that certain petroleum products that may have migrated from the Site have been detected in a monitoring well located on Cooper's property. The Company and Foley are investigating possible oil contamination along the border between the Site and the property owned by Cooper.

              (x) EMPLOYEES

              As of February 24, 1996, Tridex and its subsidiaries employed approximately 452 persons.

              (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

              Prior to fiscal 1995, the Company had no foreign operations and export sales were minimal. Primarily as a result of the acquisition of Cash Bases in June 1994, the Company had approximately $8.8 million of sales which originated outside the United States during the nine months ended December 31, 1995 ($10.9 million in fiscal 1995). For the amounts of revenue, operating profit or loss and identifiable assets by geographic area, see Note 14 to the Consolidated Financial Statements included in this report. In addition, the Company had export sales from the United States of approximately $1.6 million in the nine months ended December 31, 1995 and $4.0 million in fiscal 1995, of which $2.4 million was to Canada and the majority of the balance to Europe.

              (E) DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

              (i) DIRECTORS OF THE REGISTRANT

                                                                                     Principal Business
Director Name               Principal Occupation               Employer Name         of Employer
-------------               --------------------               -------------         ------------------
Seth M. Lukash              Chairman of the Board,         Tridex Corporation        Manufacturer of computer
                            President, Chief                                         peripheral equipment
                            Executive Officer and
                            Chief Operating Officer

Richard T. Bueschel         Chairman                       Northern Equities, Inc.   Investments and corporate
                                                                                     development

Paul J. Dunphy              Management Consultant          Self-employed             Management consulting

C. Alan Peyser              President                      Country Long Distance     Communications Service

Thomas R. Schwarz           Retired                                                  Investments

Richard W. Sonnenfeldt      Senior Advisor                 NAPP Systems, Inc.        Manufacturer of printing plates

Graham Y. Tanaka            President                      Tanaka Capital            Investment advising
                                                           Management, Inc.

Name                         Age      Position
----                         ---      --------
Seth M. Lukash               49       Chairman of the Board of Directors,
                                      President, Chief Executive Officer, Chief
                                      Operating Officer and Director

Richard L. Cote              54       Senior Vice President and Chief
                                      Financial Officer

George T. Crandall           49       Vice President, Treasurer, Controller
                                      and Assistant Secretary

Dennis J. Lewis              41       President, Ultimate Technology
                                      Corporation, a wholly- owned subsidiary
                                      of the Company

Bart C. Shuldman             38       President, Printer Group and Magnetec
                                      Corporation, a wholly-owned subsidiary
                                      of the Company

Hugh T. Burnett              56       Managing Director, Cash Bases GB
                                      Limited, a wholly-owned subsidiary of

              Seth M. Lukash has been a senior Executive Officer of the Company since 1977 and has been a Director since 1979. He has served as Chairman of the Board of Directors of the Company since November 1988, Chief Executive Officer since August 1987, and President and Chief Operating Officer since June 1989. Mr. Lukash previously served as President of the Company from September 1983 to August 1988 and as Chief Operating Officer from September 1983 to August 1987. Mr. Lukash is the son of Alvin Lukash, a Director Emeritus of the Company.

              Richard L. Cote joined the Company in March 1993, and has been a Vice President since June 1993 and Senior Vice President and Chief Financial Officer since September 15, 1993. Mr. Cote was a self-employed management consultant from October 1991 to March 1993; Vice President and Corporate Controller of Wang Laboratories, Inc. from January 1991 to September 1991; and Executive Vice President of Capital Resources Management, Inc. from November 1989 to December 1990. Previously, Mr. Cote had been employed by Emhart Corporation, Xerox Corporation and Price Waterhouse LLP.

              George T. Crandall has been a Vice President of the Company since September 1992, Treasurer since November 1990 and Corporate Controller since March 1989. Prior to joining Tridex in November 1988, Mr. Crandall was a consultant to Northeast Manufacturing Companies, Inc. and was previously employed by Revere Copper and Brass Incorporated.

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

              Bart C. Shuldman was appointed President of the Printer Group in December 1995 and President of Magnetec in July 1993. From 1989 to 1993 he was employed by Mars Electronics International, a division of Mars, Incorporated, in several management positions, most recently as Business Manager for the North American Amusement, Gaming and Lottery operations. Mr. Shuldman previously held manufacturing and sales management positions with General Electric Company from 1979 to 1989.

              Hugh T. Burnett was appointed Managing Director of Cash Bases simultaneously with its acquisition by Tridex on June 20, 1994. Prior to the acquisition and since 1991, he was senior marketing executive with Cash Bases. Mr. Burnett previously was Managing Director of Omron Systems UK Ltd. from 1983 to 1991.

ITEM 2.       PROPERTIES.

              The Company's operations are currently conducted at the six facilities described below: the Company

                                                           Size                 Owned or      Lease Expiration
Location                    Operations Conducted           (Approx. Sq. Ft.)    Leased        Date
--------                    --------------------           -----------------    --------      ----------------
Westport, Connecticut       Principal executive offices    5,000                Leased        July 31, 2001
Wallingford, Connecticut    Manufacturing facility         44,000               Leased        March 31, 2005
Ithaca, New York            Manufacturing facility         36,000               Leased        November 21, 2002
Victor, New York            Manufacturing facility         18,000               Leased        May 30, 1997
Newhaven, England           Manufacturing facility         28,000               Leased        March 25, 2000
Bloomfield, Connecticut     Non-operating                  23,000               Owned         N/A
                            facility held for sale

              The Company believes that its facilities generally are in good condition, adequately maintained and suitable for their present and currently contemplated uses.

ITEM 3.       LEGAL PROCEEDINGS.

              See Item 1(C)(ix) "Environment" set forth above and Note 8(c) of the Notes to Consolidated Financial Statements included in this report.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              No matters were submitted to a vote of security holders during the last quarter of the transition year covered by this report.

                                    PART II



ITEM 5.       MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
              MATTERS.

              The Company's common stock is traded on the NASDAQ National Market System. Prior to August 9, 1995, the Company's common stock was traded on the American Stock Exchange. As of February 24, 1996 there were 1,311 holders of record of the common stock. The high and low sales prices of the common stock reported during the nine months ended December 31, 1995 and fiscal years 1995 and 1994, by quarter, were as follows:

                               Nine Months Ended                    Years Ended
                               -----------------       -------------------------------------
                               December 31, 1995       April 1, 1995          April 2, 1994
                               -----------------       --------------        ---------------
                                 High      Low         High      Low          High      Low
                               -------    ------       -----    -----        ------    -----
April - June                     6-7/8    5-1/2        7-3/4    5-3/8        10-1/2    7-5/8
July - September                10-1/4    6-1/4        8-1/8    5            11-3/4    9
October - December               9        6-3/4        7-1/2    5-3/8        10-3/4    6-7/8
January - March                   N/A      N/A         7-1/2    5-5/8        10-1/8    7

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

Item 6.       Selected Financial Data

                               Nine Months Ended                     Fiscal Years Ended
                          --------------------------   ------------------------------------------------
                          December 31,  December 31,   April 1,     April 2,     April 3,     March 28,
                              1995          1994         1995         1994         1993         1992
                          --------------------------   52 Weeks     52 Weeks     53 Weeks     52 Weeks
                                                       --------     --------     --------     ---------
                                                         (A)                       (B)
                                       (In thousands of dollars, except per share amounts)
Statement of Operations:
Net sales                  $ 46,029       $39,347      $54,677      $33,688      $28,477      $ 20,345
                           ========       =======      =======      =======      =======      ========

Income (loss)              $   (997)      $ 1,475      $ 2,686      $ 1,613      $ 1,368      $   (507)
                           ========       =======      =======      =======      =======      ========

Income (loss) per
common and
common equivalent
share                      $  (0.27)      $  0.38      $  0.69      $  0.44      $  0.46      $  (0.23)
                           ========       =======      =======      =======      =======      ========

Cash dividends per
common share                   None          None         None         None         None          None
                           ========       =======      =======      =======      =======      ========

(A) Includes the results of operations of Cash Bases GB Limited since June 20, 1994.
(B) Includes the results of operations of Ultimate Technology Corporation since January 20, 1993.

                                                        As of
                     ====================================================================================
                     December 31,    December 31,      April 1,      April 2,      April 3,     March 28,
                        1995            1994            1995          1994          1993          1992
                     ------------    ------------      --------      --------      --------     ---------
Balance Sheet Data:
   Total assets        $35,725         $33,055         $36,362       $24,461       $23,521       $14,646
                       =======         =======         =======       =======       =======       =======

   Long-term
   obligations         $ 8,324         $ 6,892         $ 6,185       $ 5,307       $ 8,248       $ 5,980
                       =======         =======         =======       =======       =======       =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         (A) RESULTS OF OPERATIONS

         (i) NINE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1994

         Consolidated net sales for the nine months ended December 31, 1995 increased $6,682,000 (17%) to $46,029,000 from $39,347,000 in the comparable period of the prior year. The increase is due to greater volume of shipments of point-of-sale (POS) terminals, pole displays and other peripherals and to the sales of Cash Bases, which was acquired on June 20, 1994 and included in only six and one third months of the nine months ended December 31, 1994.

         Consolidated gross profit increased $830,000 (6%) to $13,997,000 from $13,167,000 in the prior year's period, primarily due to the greater volume of shipments of POS terminals and POS printers and to the effect of the Cash Bases acquisition. Gross profit in the current period was adversely impacted by the production inefficiencies experienced at Cash Bases and by the relocation of Magnetec. In addition, certain production start-up costs associated with the Company's new on-line lottery printer negatively affected margin. Consolidated gross profit percentage decreased to 30.4% of sales from 33.5% of sales in the prior year's period. The decrease in gross margin percentage reflects a change in sales mix of products into the POS markets and the non-recurring costs and unfavorable variances discussed above.

         Consolidated engineering, design and product development costs increased $630,000 (38%) to $2,310,000 from $1,680,000 in the prior year's period. The increase is primarily the result of the inclusion of such costs for Cash Bases, as well as the cost of developing new products and enhancing existing products, particularly for the POS market.

         Consolidated selling, administrative and general expenses increased $3,019,000 (37%) to $11,097,000 from $8,078,000 in the prior year's period. The increase in selling expenses is primarily the result of the inclusion of such costs for Cash Bases and the increased staff to support a greater selling effort, in both the United States and the European markets. The increase in general and administrative expenses is primarily the result of the inclusion of such costs for Cash Bases and certain non-recurring charges. Such non-recurring charges include a provision for damages of $680,000 awarded in a lawsuit with a former landlord, the cost of establishing an unfunded pension arrangement of $339,000, and other non-recurring charges totaling approximately $246,000.

         During the quarter ended December 31, 1995, the Company recorded a provision for restructuring of $425,000 to cover the costs associated with the formation of the printer group, reductions of levels of employment in other areas of the Company and the discontinuance of certain products. A substantial portion of the provision relates to employee severance costs.

         Consolidated operating profit for the current period decreased to $165,000 from $3,409,000 in the prior year's period, primarily as a result of the non-recurring charges discussed above and unfavorable results at Cash Bases. Operating profit was adversely impacted by production inefficiencies, increased operating costs at Cash Bases and temporary softness in the European cash drawer market. Consolidated operating profit as a percentage of revenue was 8.7% in the prior year's period.

         Net interest expense increased $172,000 (20%) to $1,035,000 from $863,000 in the prior year's period. The increase in interest expense was due primarily to additional borrowings under working capital facilities and to the indebtedness incurred to acquire Cash Bases.

         Other non-operating expense, net for the current period includes a provision of $75,000 for environmental matters, $42,000 for loss on the anticipated disposal of unused real estate, and $29,000 for net realized transactional foreign exchange gains. The prior year's period includes an additional gain of $115,000 related to the October 1993 sale of the Company's solenoid product line and net realized gains on foreign exchange of $15,000, offset by an additional provision of $120,000 for loss on the anticipated disposal of unused real estate.

         The provision for taxes for the nine-month period ended December 31, 1995 is $17,000. The provision amount is low relative to the pre-tax loss due to the accrual for state income taxes and non-deductible amortization of goodwill. The effective tax rate in the prior period was 42.5%.

         Net loss for the current period was $997,000 (or $0.27 per share) as compared to net income of $1,475,000 (or $0.38 per share) in the prior year's period. The average number of common shares outstanding during the nine months ended December 31, 1995 was 3,721,513. Common equivalent shares are not considered in net loss per share calculations as the incremental shares are non-dilutive. The average number of common and common equivalent shares outstanding during fiscal 1995 was 3,860,106 shares.

         (ii) FISCAL 1995 COMPARED TO FISCAL 1994

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

         Consolidated operating profit for the 1995 fiscal year increased $2,467,000 (119%) to $4,540,000 from $2,073,000 in the prior year, primarily as a result of the contribution of Cash Bases and increased sales in the gaming and wagering market and in the POS market. Consolidated operating profit as a percentage of net sales increased to 8% from 6% in the prior year.

         Net interest expense increased $151,000 (15%) to $1,171,000 from $1,020,000 in the prior year. The increase in interest expense was due primarily to the additional indebtedness incurred to acquire Cash Bases offset by the effect of the conversion of debt securities to common stock in the prior year.

         Other non-operating expense (net) for the 1995 fiscal year includes provisions for estimated loss on the disposal of non-productive property of $170,000 and estimated clean-up costs associated with certain environmental matters of $60,000, offset by an additional gain of $115,000 from a contingent payment related to the October 1993 sale of the Magnetec solenoid product line and net realized gains on foreign exchange of $84,000.

         The provision for income taxes for fiscal 1995 reflects an effective tax rate of 19.7%. The provision is net of a tax credit of $770,000 recorded in the fourth quarter which reflects an adjustment to the Company's valuation allowance to recognize federal deferred tax benefits available to be used by the Company.

         Net income for the 1995 fiscal year was $2,686,000 (or $.69 per share) as compared to $1,613,000 (or $.44 per share) in the prior year. The average number of common and common equivalent shares outstanding increased to 3,867,827 shares from 3,661,278 shares in the prior year due primarily to the issuance of common stock to acquire Cash Bases, the exercise of options and warrants, and the effect of conversion of various debt securities to common stock at the end of the prior year.

(iii) LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at December 31, 1995 was $7,474,000 compared with $5,963,000 at April 1, 1995. The current ratio was 1.6 to 1.0 at December 31, 1995 compared with 1.4 to 1.0 at April 1, 1995. The increase in working capital and current ratio are due primarily to the effect of the amended Fleet Credit Agreement discussed below.

         On December 15, 1995, the Company and Fleet Bank, N.A. entered into an amended and restated credit agreement (the "Fleet Credit Agreement") to significantly increase the Company's borrowing capacity at more favorable rates and terms than provided for in their 1994 credit agreement. The Fleet Credit Agreement provided the Company with a working capital facility of $5,000,000 (the "Working Capital Facility") and a term facility of $5,500,000 (the "Term Loan Facility"). The Working Capital Facility expries June 30, 1997, bears interest payable monthly at a rate one percentage point above Fleet's prime rate and bears a non-utilization fee of .25% of the unused balance. The Term Loan Facility is for a term of six years, bears interest payable monthly at a rate 1.25 percentage points above Fleet's prime rate and requires principal to be paid in monthly installments of approximately $82,000 beginning May 31, 1996. The Fleet Credit Agreement also permitted the Company to designate a LIBOR rate on outstanding debt with a maximum margin of 3.25 percentage points over the market rate. The Company used the proceeds of the Term Loan Facility to refinance amounts outstanding under the 1994 credit agreement with Fleet, which consisted of $2,041,000 under an acquisition term loan facility and $3,250,000 under a working capital facility.

         The Working Capital Facility provides critical capital for the Company. If for any reason this or comparable financing is not available to the Company, it would have an adverse effect on the Company and its ability to conduct its operations as previously conducted. The Company is required to comply with certain financial covenants, including a minimum tangible net worth, a maximum leverage ratio, a minimum debt service coverage ratio and a minimum current ratio, otherwise the lender may withdraw its commitment. As of December 31, 1995, the Company did not satisfy the minimum tangible net worth, minimum debt service coverage ratio or positive net income covenants. On March 15, 1996, Fleet agreed to waive compliance with those covenants for the period ended December 31, 1995 and to amend the Working Capital Facility to reduce the minimum tangible net worth requirement for the quarter ended March 31, 1996. Fleet also has adjusted the maximum amount available under the Working Capital Facility to $3,000,000 and has eliminated the LIBOR interest rate option. The adjusted Working Capital Facility is sufficient for the Company's anticipated working capital requirements in 1996. The Company expects to be in full compliance with all covenants under the Fleet Credit
Agreement during 1996.   Other than as described above and in February and May
of 1993, when it obtained waivers under its previous loan agreement of a covenant regarding the quick ratio, the Company has been in compliance with the covenants in its loan agreements during the past three years.

         On June 20, 1994 the Company completed the acquisition of Cash Bases. The purchase price of pounds sterling 3,500,000 (approximately $5.330 million) was paid pounds sterling 3,067,000 (approximately $4.672 million) in cash and pounds sterling 433,000 (approximately $658,000) by delivery of 96,788 shares of Tridex common stock, of which 72,647 shares were placed in escrow to secure the accuracy of certain representations and warranties made by the sellers. The escrowed shares were released as scheduled, since the Company made no claims against the sellers for breach of representations and warranties prior to the scheduled release dates. In addition, the Company guaranteed for approximately eighteen months that the sales price of all such shares sold by sellers would not be less than the average market price of Tridex common stock at the time of the acquisition ($6.80 per share). During the nine months ended December 31, 1995, the Company reimbursed the sellers an aggregate of $29,000 on the sale of 27,942 shares of common stock including losses on foreign exchange. No further payments are required. The Company financed the cash portion of the purchase price through its 1994 credit agreement with Fleet.

         During the nine months ended December 31, 1995, the Company's operating cash needs were satisfied with cash generated from operations and borrowings under its credit facilities. At December 31, 1995, the Company had approximately $700,000 in commitments for capital expenditures and had availability of $5,000,000 remaining under the Working Capital Facility. The Company expects that funds generated from operations, supplemented by borrowings under the Working Capital Facility, will be sufficient to satisfy its cash needs for working capital, scheduled debt retirements and capital expenditures, including tooling for new products during 1996.

         Over the long term, the Company believes that funds generated from operations and borrowings under the Working Capital Facility, if necessary, will continue to satisfy its working capital needs, support growth and meet scheduled debt retirements.

         (B) IMPACT OF INFLATION

         Tridex believes that its business has not been affected to a significant degree by inflationary trends because of the low rate of inflation during the past three years and cost reduction programs at each of its operations. Tridex believes that any increase in cost due to inflation can be recovered by price increases or offset by cost reductions and productivity improvements.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.                   PAGE
                                                                          NUMBER

            Report of Independent Accountants                               14

            Tridex Corporation and Subsidiaries consolidated financial statements:

               Consolidated balance sheets as of December 31,
               1995 and April 1, 1995.                                      15

               Consolidated statements of operations for the
               nine months ended December 31, 1995 and December
               31, 1994 (unaudited), and fiscal years ended
               April 1, 1995 and April 2, 1994.                             17

               Consolidated statements of shareholders' equity
               for the nine months ended December 31, 1995, and
               fiscal year ended April 1, 1995.                             18

               Consolidated statements of cash flows for the
               nine months ended December 31, 1995 and December
               31, 1994 (unaudited), and fiscal years ended
               April 1, 1995 and April 2, 1994.                             19

               Notes to consolidated financial statements.                  20

            Financial Statement Schedules - All schedules are omitted since the required information is either (a) not present or not present in amounts sufficient to require submission of the schedule or (b) included in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

March 15 , 1996



To the Board of Directors and Shareholders of Tridex Corporation



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Tridex Corporation and its subsidiaries at December 31, 1995 and April 1, 1995, and the results of their operations and their cash flows for the nine months ended December 31, 1995 and for each of the two years in the period ended April 1, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
Hartford, Connecticut

                      TRIDEX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         DECEMBER 31, 1995        April 1, 1995
                                                         -----------------        -------------
Current Assets:
     Cash and cash equivalents                              $   933,000             $   347,000
     Receivables (Note 3)                                     7,406,000               9,635,000
     Inventories (Note 4)                                     9,597,000               8,238,000
     Other current assets                                       732,000                 601,000
     Deferred tax assets (Note 10)                              645,000                 742,000
                                                            -----------             -----------
         Total current assets                                19,313,000              19,563,000
                                                            -----------             -----------

Plant and equipment:
     Machinery, furniture and equipment                      10,963,000              10,854,000
     Leasehold improvements                                     710,000                 360,000
                                                            -----------             -----------
                                                             11,673,000              11,214,000
     Less accumulated depreciation                            6,477,000               6,791,000
                                                            -----------             -----------
                                                              5,196,000               4,423,000
                                                            -----------             -----------

Excess of cost over fair value of net assets acquired         9,608,000              10,260,000

Other assets                                                  1,483,000               1,977,000

Loans receivable, officers                                      125,000                 139,000
                                                            -----------             -----------
                                                            $35,725,000             $36,362,000
                                                            ===========             ===========


                 See notes to consolidated financial statements.

                      TRIDEX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                       DECEMBER 31, 1995      April 1, 1995
Current liabilities:
     Bank loans payable (Note 6)                          $   396,000          $ 2,400,000
     Current portion of long term debt (Note 6)             2,411,000            2,346,000
     Accounts payable                                       4,516,000            4,877,000
     Accrued liabilities (Note 5)                           4,452,000            3,343,000
     Income taxes payable                                      64,000              634,000
                                                          -----------          -----------
         Total current liabilities                         11,839,000           13,600,000
                                                          -----------          -----------

Long term debt, less current portion (Note 6)               8,324,000            6,185,000
                                                          -----------          -----------

Commitments and contingencies (Note 8)

Shareholders' equity (Notes 2 and 9):
     Preferred stock, $1 par value;
         authorized 2,000,000 shares;
         issued none
     Common stock, no par value, stated value $.25;
         authorized 10,000,000 shares;
         issued 3,900,807 and 3,789,682 shares                978,000              950,000
     Additional paid-in capital                            21,939,000           21,853,000
     Accumulated deficit                                   (6,609,000)          (5,612,000)

     Cumulative valuation adjustments                          82,000              124,000

     Common stock held in treasury,
         at cost,  119,996 and 109,996 shares                (828,000)            (738,000)
                                                          -----------          -----------
                                                           15,562,000           16,577,000
                                                          -----------          -----------
                                                          $35,725,000          $36,362,000
                                                          ===========          ===========


                 See notes to consolidated financial statements.

                      TRIDEX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    NINE MONTHS ENDED                YEAR ENDED
                                             ----------------------------    --------------------------
                                             DECEMBER 31,    December 31,     April 1,        April 2,
                                                 1995            1994           1995            1994
                                             ------------    ------------    -----------   ------------
                                                              (Unaudited)
Net sales                                    $ 46,029,000    $ 39,347,000    $54,677,000   $ 33,688,000
                                             ------------    ------------    -----------   ------------

Operating costs and expenses:
     Cost of sales                             32,032,000      26,180,000     36,428,000     21,607,000
     Engineering, design and product
         development costs                      2,310,000       1,680,000      2,359,000      1,977,000
     Selling, administrative and
         general expenses                      11,097,000       8,078,000     11,350,000      8,031,000
     Provision for restructuring (Note 13)        425,000
                                             ------------    ------------    -----------   ------------
                                               45,864,000      35,938,000     50,137,000     31,615,000
                                             ------------    ------------    -----------   ------------

Operating profit (loss)                           165,000       3,409,000      4,540,000      2,073,000
                                             ------------    ------------    -----------   ------------

Other charges:
     Interest, net (Note 6)                     1,035,000         863,000      1,171,000      1,020,000
     Other, net                                   110,000         (19,000)        24,000        318,000
                                             ------------    ------------    -----------   ------------
                                                1,145,000         844,000      1,195,000      1,338,000
                                             ------------    ------------    -----------   ------------

Profit (loss) before income taxes                (980,000)      2,565,000      3,345,000        735,000

Income tax provision (benefit) (Note 10)           17,000       1,090,000        659,000       (878,000)
                                             ------------    ------------    -----------   ------------

Net income (loss)                            $   (997,000)   $  1,475,000    $ 2,686,000   $  1,613,000
                                             ============    ============    ===========   ============

Earnings (loss) per common and
     common equivalent share:                $      (0.27)   $       0.38    $      0.69   $       0.44
                                             ============    ============    ===========   ============

Average common and common
     equivalent shares outstanding:             3,721,513       3,860,106      3,867,827      3,661,278
                                             ============    ============    ===========   ============

                 See notes to consolidated financial statements.

                      TRIDEX CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED DECEMBER 31, 1995,
                     AND FISCAL YEAR ENDED APRIL 1, 1995

                                                          Common stock
                                    Common stock        held in treasury    Additional                    Cumulative
                               ---------------------   ------------------     paid-in      Accumulated     Valuation
                                 Shares      Amount     Shares    Amount      capital        deficit      Adjustments
                               ---------    --------   -------   --------   -----------   ------------    -----------
Balance, April 2, 1994         3,643,454    $913,000   109,996   $738,000   $21,228,000   $(8,298,000)

Issuance of acquisition
  shares                          96,788      24,000                            589,000

Exercise of warrants and
  stock options                   49,440      13,000                             36,000

Translation
  adjustment                                                                                               $  124,000

Net income                                                                                  2,686,000
                               ---------    --------   -------   --------   -----------   -----------      ----------
Balance, April 1, 1995         3,789,682     950,000   109,996    738,000    21,853,000    (5,612,000)        124,000

EXERCISE OF WARRANTS AND
  STOCK OPTIONS                  111,125      28,000                             86,000

PURCHASE OF
  TREASURY STOCK                                        10,000     90,000

TRANSLATION ADJUSTMENT                                                                                        (99,000)

APPRECIATION OF MARKETABLE
  SECURITIES AVAILABLE FOR
  SALE                                                                                                         57,000

NET LOSS                                                                                     (997,000)
                               ---------    --------   -------   --------   -----------   -----------      ----------
BALANCE, DECEMBER 31, 1995     3,900,807    $978,000   119,996   $828,000   $21,939,000   $(6,609,000)     $   82,000
                               =========    ========   =======   ========   ===========   ===========      ==========

                See notes to consolidated financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Nine Months Ended                 Years Ended
                                                                           ---------------------------     -----------------------
                                                                           DECEMBER 31,   December 31,     April 1,       April 2,
                                                                               1995          1994            1995           1994
                                                                           ------------   ------------     --------       --------
                                                                                           (Unaudited)


Cash flows from operating activities:
     Net income (loss)                                                     $  (997,000)   $ 1,475,000    $ 2,686,000    $ 1,613,000
     Adjustments to reconcile net income to net cash
         provided by operating activities:
              Depreciation and amortization                                  1,994,000      1,643,000      2,264,000      1,796,000
              Deferred income taxes                                              2,000                      (522,000)    (1,020,000)
              Loss (gain) on disposal of assets                                 11,000         (3,000)        (5,000)      (166,000)
              Changes in operating assets and liabilities:
                  Receivables                                                2,124,000      1,543,000       (683,000)    (2,065,000)
                  Inventory and prepaid expenses                            (1,246,000)      (499,000)    (1,728,000)       602,000
                  Other assets                                                 122,000         61,000        (83,000)        55,000
                  Accounts payable, accrued liabilities
                       and income taxes payable                                320,000        496,000      1,390,000         69,000
                  Other                                                                                       36,000        132,000
                                                                           -----------    -----------    -----------    -----------
                       Net cash provided by operating activities             2,330,000      4,716,000      3,355,000      1,016,000
                                                                           -----------    -----------    -----------    -----------
Cash flows from investing activities:
     Purchases of plant and equipment                                       (1,773,000)    (1,713,000)    (2,485,000)      (950,000)
     Proceeds from sale of assets                                                7,000        121,000        121,000        608,000
     Acquired net assets and acquisition costs, net of cash                                (5,508,000)    (5,576,000)
     Other                                                                      31,000        (64,000)        15,000        139,000
                                                                           -----------    -----------    -----------    -----------
                       Net cash used in investing activities                (1,735,000)    (7,164,000)    (7,925,000)      (203,000)
                                                                           -----------    -----------    -----------    -----------
Cash flows from financing activities:
     Net change in borrowings under line of credit                          (1,993,000)       750,000      2,400,000
     Net proceeds from issuance of long-term debt                            5,676,000      3,500,000      3,606,000
     Debt issuance costs paid                                                 (134,000)      (155,000)      (156,000)       (67,000)
     Principal payments on long term borrowings                             (3,573,000)      (882,000)    (1,666,000)    (1,294,000)
     Issuance of capital stock and warrants                                                   644,000        614,000
     Proceeds from capital stock transactions                                   24,000         47,000         48,000        319,000
     Other                                                                                                    24,000
                                                                           -----------    -----------    -----------    -----------
                  Net cash provided by (used in) financing
                       activities                                                   (0)     3,904,000      4,870,000     (1,042,000)
                                                                           -----------    -----------    -----------    -----------
Effect of exchange rate changes on cash                                         (9,000)        (1,000)         8,000
Increase (decrease) in cash and cash equivalents                               586,000      1,455,000        308,000       (229,000)
Cash and cash equivalents at beginning of year                                 347,000         39,000         39,000        268,000
                                                                           -----------    -----------    -----------    -----------
Cash and cash equivalents at end of year                                   $   933,000    $ 1,494,000    $   347,000    $    39,000
                                                                           ===========    ===========    ===========    ===========
Supplemental cash flow information:
     Interest paid                                                         $   873,000    $   851,000    $ 1,018,000    $ 1,064,000
     Income taxes paid                                                         552,000        435,000      1,092,000        310,000
Supplemental non-cash investing and financing
     activities:
         Conversion of convertible debentures to common
              common stock                                                                                              $ 2,169,000
         Acquisitions:
              Fair market value of assets acquired,
                  excluding cash acquired                                                 $ 3,881,000    $ 3,957,000
              Goodwill                                                                      3,978,000      3,985,000
              Debt incurred                                                                (4,800,000)    (4,800,000)
              Liabilities assumed                                                          (2,351,000)    (2,366,000)
              Issuance of warrants                                                           (644,000)      (614,000)
                                                                                          -----------    -----------
                  Net cash used                                                           $    64,000    $   162,000
                                                                                          ===========    ===========


                 See notes to consolidated financial statements.

                      TRIDEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

             BUSINESS: Tridex Corporation (the "Company"), through its wholly-owned subsidiaries Magnetec Corporation ("Magnetec"), Ithaca Peripherals Incorporated ("Ithaca"), Ultimate Technology Corporation ("Ultimate") and Cash Bases GB Limited ("Cash Bases"), (collectively the "Company"), operates in one industry segment, computer peripheral equipment. Operations in this segment include the design, development, manufacture and sale of specialty dot matrix impact printers, thermal printers, printer mechanisms, and optical mark-sense readers for OEM applications, and dot matrix impact printers, customer displays, terminal device, keyboards and cash drawers for POS applications.

             PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company after elimination of all material intercompany accounts and transactions. All material subsidiaries are wholly-owned.

             CHANGE IN FISCAL YEAR END: In December 1995, the Company changed its fiscal year to end on December 31. Previously, the Company's fiscal year ended on the Saturday closest to March 31.

             CASH AND CASH EQUIVALENTS: Cash equivalents consist primarily of certificates of deposit with maturities of less than ninety days and are carried at cost which approximates market value.

             USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

             FOREIGN CURRENCY: The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of such subsidiaries have been translated at current exchange rates, and related revenues and expenses have been translated at weighted average exchange rates. The aggregate effect of translation adjustments so calculated is included as a separate component of shareholders' equity. Transaction gains and losses are included in other income.

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

             EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED: The excess of cost over fair value of net assets acquired (goodwill) resulted from the acquisitions of Cash Bases in fiscal year 1995, Ultimate in 1993 and Ithaca in 1991. The amount applicable to these acquisitions totaled $9,608,000 at December 31, 1995, and is being amortized on the straight line method between ten and twenty years. Accumulated amortization of the excess of cost over fair value of net assets acquired was $2,890,000 and $2,238,000 at December 31, 1995 and April 1, 1995,
         respectively. The Company periodically reviews goodwill to assess recoverability based upon expectations of non-discounted cash flows from operations for each subsidiary having a material goodwill balance. The Company believes that no material impairment of goodwill exists at December 31, 1995 or April 1, 1995.

             OTHER ASSETS: Other current assets includes marketable securities available for sale, accounted for at market value of $309,000, with an unrealized gain of $86,000, net of related tax effect of $29,000, recorded as a component of shareholders' equity. The market value of such securities approximated carrying value at April 1, 1995. Included in other assets are deferred tax assets of $860,000 (see Note 10) and the net book value of real estate held for sale in the amount of $196,000. Also included in other assets are bond issue costs (see Note
         6) which are being amortized over the term of the bond. Accumulated amortization of other assets was $479,000, and $637,000 at December 31, 1995, and April 1, 1995, respectively.

             REVENUE RECOGNITION: Sales are recognized when the product is shipped. In the nine months ended December 31, 1995 and the year ended April 1, 1995, no one customer accounted for more than 10% of consolidated net sales. In the year ended April 2, 1994, one customer accounted for 10% of consolidated net sales.

             INCOME TAXES: Income tax expense is based on estimated taxes payable or refundable on a tax return basis for the current year and changes in the amount of deferred tax assets and liabilities during the year. Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement purposes. Effective April 4, 1993, the Company adopted FAS 109 "Accounting for Income Taxes," which mandates the liability method for computing deferred income taxes. The objective of the liability method is to recognize the amount of current and deferred taxes payable or refundable at the financial statement date resulting from all events that have been recognized in the financial statement based upon the provisions of enacted tax laws. See Note 10 for a further discussion.

                      TRIDEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)



             EARNINGS (LOSS) PER SHARE: Primary earnings (loss) per common and common equivalent share are based on the weighted average number of common shares outstanding during the period, including stock options and warrants when the result is dilutive. Fully diluted earnings per common share assumes conversion of dilutive securities, when the result is dilutive.

2.       BUSINESS COMBINATIONS:

             On June 20, 1994 the Company completed the acquisition of Cash Bases, of Newhaven, England. The purchase price of pounds sterling 3,500,000 (approximately $5.330 million) was paid pounds sterling 3,067,000 (approximately $4.672 million) in cash and pounds sterling 433,000 (approximately $658,000) by delivery of 96,788 shares of Tridex common stock, of which 72,647 shares were placed in escrow to secure the accuracy of certain representations and warranties made by the sellers. The escrowed shares were released as scheduled since the Company made no claim against the sellers for breach of representations and warranties prior to scheduled release dates. In addition, the Company guaranteed for approximately eighteen months the sellers that the sales price of all such shares sold by sellers would not be less than the average market price of Tridex common stock at the time of the acquisition ($6.80 per share). During the nine months ended December 31, 1995, the Company reimbursed the sellers an aggregate of $29,000 on the sale of 27,942 shares of common stock including losses on foreign exchange. No further payments are required.

             The acquisition has been accounted for using the purchase method of accounting. The acquired company's assets and liabilities have been recorded in the Company's financial statements at their estimated fair values at the acquisition date. The Consolidated Statements of Operations include the results of operations of the acquired company from the acquisition date.

             The following pro forma data (unaudited) reflect the fiscal 1995 acquisition of Cash Bases as if the acquisition had occurred at the beginning of fiscal 1995 and fiscal 1994; such data does not purport to be indicative of what would have occurred had these transactions been made on that date:

                                                     NINE MONTHS ENDED                YEARS ENDED
                                                     -----------------     ---------------------------------
                                                     DECEMBER 31, 1994     APRIL 1, 1995       APRIL 2, 1994
                                                     -----------------     -------------       -------------
                                                              (In thousands except per share amounts
REVENUE                                                   $41,972             $57,302             $43,321
OPERATING PROFIT                                            3,616               4,747               3,274
NET INCOME                                                  1,538               2,749               1,922

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE           $  0.39             $  0.70             $  0.51

3.       RECEIVABLES:

             Receivables are net of the allowance for doubtful accounts. The reconciliation of the allowance for doubtful accounts is as follows:

                                                 NINE MONTHS ENDED                   YEARS ENDED
                                                 -----------------       -----------------------------------
                                                 DECEMBER 31, 1995       APRIL 1, 1995         APRIL 2, 1994
                                                 -----------------       -------------         -------------
                                                                         (In thousands)
BALANCE AT BEGINNING OF YEAR                            $ 42                 $  85                 $ 44
     PROVISION FOR DOUBTFUL ACCOUNTS                      71                    74                   85
     ACCOUNTS WRITTEN OFF, NET OF RECOVERIES             (43)                 (117)                 (44)
                                                        ----                 -----                 ----
BALANCE AT END OF YEAR                                  $ 70                 $  42                 $ 85
                                                        ====                 =====                 ====

                      TRIDEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       INVENTORIES:

         The components of inventories are:

                                           NINE MONTHS ENDED            YEAR ENDED
                                           -----------------           -------------
                                           DECEMBER 31, 1995           APRIL 1, 1995
                                           -----------------           -------------
                                                         (In thousands)
RAW MATERIALS AND COMPONENT PARTS                $6,704                   $6,232
WORK-IN-PROCESS                                   1,271                      869
FINISHED GOODS                                    1,622                    1,137
                                                 ------                   ------
                                                 $9,597                   $8,238
                                                 ======                   ======

5.       ACCRUED LIABILITIES:

         The components of accrued liabilities are:

                                               NINE MONTHS ENDED        YEAR ENDED
                                               -----------------      -------------
                                               DECEMBER 31, 1995      APRIL 1, 1995
                                               -----------------      -------------
                                                           (In thousands)
PAYROLL, FRINGE BENEFITS AND COMMISSIONS            $1,230                $1,803
UNFUNDED PENSION OBLIGATION                            318                  --
INTEREST AND TAXES OTHER THAN INCOME TAXES             150                    98
CUSTOMER ADVANCES, DEFERRED REVENUE AND
     WARRANTY                                          475                   346
ENVIRONMENTAL MATTERS                                  347                   333
PROFESSIONAL SERVICES AND INSURANCE                    181                   199
RESTRUCTURE                                            326                  --
LITIGATION                                             776                   142
OTHER                                                  649                   422
                                                    ------                ------
                                                    $4,452                $3,343
                                                    ======                ======

6.       BANK CREDIT AGREEMENT AND LONG TERM DEBT:

             On December 15, 1995, the Company and Fleet Bank, N.A. ("Fleet"), entered into an amended agreement (the "Fleet Credit Agreement") to provide the Company with a $5,000,000 working capital revolving credit facility (the "Working Capital Facility") and a $5,500,000 term loan facility (the "Term Loan Facility"). The Working Capital Facility, included on the accompanying balance sheet as "Bank loans payable", expires on June 30, 1997, bears interest payable monthly at a rate one percentage point above Fleet's prime rate or 9.5% at December 31, 1995, and bears a non-utilization fee of .25% of the unused facility. Availability under the Working Capital Facility is limited to 80% of the Company's eligible accounts receivable and 25% of eligible inventory (not to exceed $1,500,000). The Term Loan Facility, included in the accompanying table as "Term loan payable", is for a term of six years, bears interest payable monthly at a rate of 1.25 percentage points above Fleet's prime rate, or 9.75% on December 31, 1995, and requires principal to be paid in monthly installments of approximately $82,000 commencing in May, 1996. The Fleet Credit Agreement permitted the Company to designate a LIBOR rate on outstanding debt with a maximum margin of 3.25 percentage points over the market rate. The Fleet Credit Agreement is secured by a first priority security interest in certain assets, imposes certain covenants (including a minimum tangible net worth, a maximum leverage ratio, a minimum debt service coverage ratio and a minimum current ratio) and restricts the amount available for payment in cash dividends and capital stock distributions. As of December 31, 1995, the Company did not satisfy the minimum tangible net worth, minimum debt service coverage ratio or positive net income covenants. On March 15, 1996, Fleet agreed to waive compliance with those covenants for the period ended December 31, 1995, and to amend the Working Capital Facility to reduce the minimum tangible net worth requirement for the quarter ended March 30, 1996. Fleet also has adjusted the maximum amount available under the Working Capital Facility to $3,000,000 and has eliminated the LIBOR interest rate option. The adjusted Working Capital Facility is sufficient for the Company's anticipated working capital requirements in 1996.

                      TRIDEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       BANK CREDIT AGREEMENT AND LONG TERM DEBT: (CONTINUED)

             The Company expects to be in full compliance with all covenants under the Fleet Credit Agreement during 1996.

             The components of long term debt are:

                                                NINE MONTHS ENDED      YEARS ENDED
                                                -----------------     -------------
                                                DECEMBER 31, 1995     APRIL 1, 1995
                                                -----------------     -------------
                                                            (In thousands)
TERM LOAN PAYABLE                                    $ 5,500              $2,625
10.5% SENIOR SUBORDINATED CONVERTIBLE
     DEBENTURES DUE 1997, NET OF DISCOUNT OF
     $16 AND $22                                       3,454               3,448
8% SUBORDINATED CONVERTIBLE TERM
     PROMISSORY NOTES DUE 1997, NET OF
     DISCOUNT OF $186 AND $308                         1,414               1,742
OTHER                                                    367                 716
                                                     -------              ------
                                                      10,735               8,531
CURRENT PORTION                                        2,411               2,346
                                                     -------              ------
                                                     $ 8,324              $6,185
                                                     =======              ======


             The 10.5% Senior Subordinated Convertible Debentures due 1997 (the "10.5% Debentures") were privately placed in 1993 in conjunction with the acquisition of Ultimate. Interest is payable quarterly on March 15, June 15, September 15 and December 15. The Company is required to make a sinking fund payment of $740,000 on December 15, 1996. The 10.5% Debentures are convertible into Tridex common stock at $9.00 per share. As of December 31, 1995, the Company has reserved 385,555 shares of common stock pursuant to the conversion feature. The indenture restricts the amount available for the payment of cash dividends and capital stock distributions. In conjunction with the issuance of the 10.5% Debentures, the Company issued to each debenture holder detachable warrants to purchase common stock of Tridex Corporation (the "Warrants") at a rate of 10 shares per $1,000 principal amount of debentures. The Warrants are exercisable for a period of five years at $9.25 per share. As of December 31, 1995, the Company had reserved 45,500 shares of common stock for the exercise of the Warrants. The estimated fair market value of the Warrants has been recorded as a discount to the principal amount of the outstanding debentures and is being amortized over the term of the debt. Costs incurred in connection with the issuance of the 10.5% Debentures of approximately $448,000 are recorded in other assets and are being amortized over the term of the debentures.

             The 8% Subordinated Convertible Term Promissory Notes (the "8% Notes") were issued in conjunction with the acquisition of Ultimate from its former shareholders. The 8% Notes are payable in quarterly installments over five years and are convertible into Tridex common stock at $12.00 per share. As of December 31, 1995, the Company had reserved 133,333 shares of common stock pursuant to this conversion feature. The discount on the 8% Notes represents imputed interest at a rate of approximately 18%. The discount, recorded as a reduction of the purchase price of Ultimate, is being amortized over the life of the notes using the interest rate method.

             Cash Bases has an agreement with Barclay's Bank that provides line of credit, term loan and equipment financing facilities. At December 31, 1995, pounds sterling 255,000 ($396,000) was outstanding under the line of credit facility with availability of pounds sterling 245,000. Other long term debt consists of the term notes payable and equipment financing obligations of Cash Bases. The equipment financing obligations are collateralized by the underlying equipment.

             Maturities of long-term debt, including sinking fund requirements and scheduled retirement of the 10.5% Debentures and 8% Notes are as follows: $2,411,000 in 1996, $4,633,000 in 1997, $1,021,000 in 1998,
         $985,000 in 1999, $985,000 in 2000 and $902,000 thereafter. Interest expense is stated net of interest income of $14,000 in the nine months ended December 31, 1995, $33,000 in fiscal 1995 and $11,000 in fiscal 1994.

                      TRIDEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





7.       PENSION PLAN:

             Effective December 31, 1995, the Company established a non-qualified unfunded pension arrangement for Alvin Lukash, a significant shareholder and former corporate officer and director. The pension arrangement which replaces a prior consulting services agreement, requires the Company to pay an annual benefit of $100,000 payable monthly through the sooner of March 31, 2000 or the death of Mr. Lukash. The unfunded accumulated benefit obligation at December 31, 1995 of $318,000 is included in Accrued Liabilities in the accompanying balance sheet. The Company recorded the actuarial present value of the benefits calculated at a 7.2% discount rate and related fees totaling $339,000 in the quarter ended December 31, 1995.

8.       COMMITMENTS AND CONTINGENCIES:

          (a)     LEASE OBLIGATIONS:

             At December 31, 1995, the Company was lessee on long term operating leases for equipment and real property. The terms of certain leases provide for escalating rent payments in later years of the lease as well as payment of minimum rent and real estate taxes. Rent expense amounted to approximately $861,000 in the nine months ended December 31, 1995, $997,000 in fiscal 1995, and $676,000 in fiscal 1994. Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1995 are as follows: $1,003,000 in 1996, $947,000 in
         1997; $899,000 in 1998; $873,000 in 1999; $810,000 in 2000 and
         $1,949,000 thereafter.



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

             During July 1984, Allu and Tridex disclosed to the Massachusetts Department of the Attorney General the existence of chromium, oil and grease at the Site. As a result, the Environmental Protection Division of the Department of the Attorney General and the Massachusetts Department of Environmental Protection ("MDEP") conducted an investigation of the Site. At MDEP's request, the Company retained an environmental engineering firm, which completed a Phase II investigation study of the Site. The Company has conducted further studies to characterize and assess the Site more specifically and to determine appropriate long term clean-up measures. In January 1993, the Company entered into an agreement with Foley pursuant to which Tridex and Foley agreed to pay 75% and 25%, respectively, of the costs incurred after January 1, 1992 in connection with the investigation and remediation of the Site (the "Site Participation Agreement"). The Site Participation Agreement also provides that, to the extent there are available proceeds from the sale of the Site or, if not sold, from the operation of the Site after January 1, 1997, Tridex shall be reimbursed for all or a portion of the $260,000 it expended in connection with the Site prior to January 1, 1992. Under the terms of an Escrow Agreement entered into by Tridex and Foley simultaneously with the Site Participation Agreement (the "Escrow Agreement"), Tridex and Foley each placed $125,000 into escrow to fund the payment of their obligations under the Site Participation Agreement. Under the terms of the Escrow Agreement, Tridex must place an additional $100,000 in escrow at the request of the Escrow Agent and thereafter the amount of any additional funds required by the Escrow Agent to be placed in escrow shall be contributed 75% by Tridex and 25% by Foley. Approximately $3,000 is being held in escrow as of December 31, 1995, all of which was contributed by Foley.

                      TRIDEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       COMMITMENTS AND CONTINGENCIES: (CONTINUED)

         (b)      ENVIRONMENTAL MATTERS: (CONTINUED)

             As of December 31, 1995, the Company had spent approximately $639,000 in connection with the Site. Of this amount, approximately $468,000 relates to investigation or remediation costs incurred at the Site. Although it is difficult to distinguish between amounts spent for investigation and remediation, the Company estimates that approximately $370,000 has been spent in connection with investigation and approximately $98,000 has been spent in connection with remediation of the Site. The Company estimates that approximately $150,000 to $300,000 will be spent in connection with the Site during fiscal 1996, including expenditures from the escrow account. Based upon preliminary estimates provided by a consulting environmental engineer and based upon the likely future uses of the property, as of December 31, 1995, the Company had accrued $347,000 for the estimated liability associated with the Site which represents currently estimated minimum cost of remediation, after considering the cost sharing arrangement discussed above. Accordingly, although no assurances can be given regarding the materiality of the total costs which may be incurred, the Company does not believe at this time that the remediation of the Site is reasonably likely to have a material effect on the Company's financial condition, results of operations or liquidity. The implementation of clean-up measures may commence, and may be completed, in 1996, in which case the entire amount of remediation costs to be borne by the Company would be incurred and paid in 1996. The precise scope and timing of remediation is dependent upon a proposed sale of the property, which is subject to negotiations to which the Company is not a party. The Company expects that, as in the past, funds being held in escrow, cash from operations and the Company's credit facilities will be sufficient to pay the costs of remediation without a material effect on the Company's operations.

             The Company has also been notified by an adjacent property owner, Cooper Industries ("Cooper"), that certain petroleum products that may have migrated from the Site have been detected in a monitoring well located on Cooper's property. The Company and Foley are investigating possible oil contamination along the border between the Site and the property owned by Cooper.



          (c)     LEGAL PROCEEDINGS:

             In November, 1990, Tridex filed suit against a former landlord, Gorham Island Associates ("GIA") seeking monetary damages and rescission of a lease covering 5,700 square feet of office space in Westport, Connecticut (the "Lease"). In January, 1991, GIA filed suit against Tridex seeking payment of all amounts due under the Lease for the balance of the Lease term (aggregating approximately $1,021,000) and other damages. In December, 1995, the court rendered a decision against the Company and awarded damages of $988,000, which includes back rent charges, interest and attorneys fees. In March 1996 the Company and GIA agreed to settle the suit for $742,500. The Company has recorded a provision in the quarter ended December 31, 1995 to provide for the settlement and related fees.

9.       STOCK OPTIONS AND WARRANTS:

         1989 LONG TERM INCENTIVE PLAN

             The 1989 Long Term Incentive Plan (the "Plan") permits stock-based incentive compensation in the form of: (a) stock options, (b) stock appreciation rights, (c) restricted stock, (d) deferred stock, (e) stock purchase rights and (f) other stock-based compensation. Pursuant to the Plan, up to 1,250,000 shares of common stock may be distributed to officers and key employees of the Company. Options granted are at prices equal to 100% of the fair market value of the common stock at the date of grant. No charge against income was required with respect to options. Options granted are exercisable at the discretion of the Stock Option Committee, but in no event shall the period be for more than ten years. Ninety days after an employee's termination, the outstanding options are canceled. At December 31, 1995 the Company had reserved 1,029,470 shares of common stock for issuance upon the exercise of options granted under the Plan. The following table summarizes the activity of the Plan for the nine months ended December 31, 1995 and for the prior two years.

                      TRIDEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       STOCK OPTIONS AND WARRANTS: (CONTINUED)


                                                                                   OPTIONS
                                                                                 EXERCISABLE
                               SHARES UNDER OPTION        PRICE PER SHARE        AT YEAR END
                               -------------------        ---------------        -----------
OPTIONS OUTSTANDING 4/3/93         484,235                $0.750 - $ 9.075         116,515
OPTIONS GRANTED                    119,000                $7.250 - $10.750         =======
OPTIONS EXERCISED                  (29,000)               $0.750 - $ 5.250
OPTIONS CANCELED                   (60,380)               $0.750 - $ 9.000
                                   -------

OPTIONS OUTSTANDING 4/2/94         513,855                $0.750 - $10.750         173,905
OPTIONS GRANTED                    127,150                $6.625 - $ 8.000         =======
OPTIONS EXERCISED                  (14,440)               $0.750 - $ 5.250
OPTIONS CANCELED                   (14,100)               $8.750 - $10.750
                                   -------

OPTIONS OUTSTANDING 4/1/95         612,465                $0.750 - $10.750         255,295
OPTIONS GRANTED                    211,800                $6.000 - $ 6.625
OPTIONS EXERCISED                 (111,125)               $0.750 - $ 7.250
OPTIONS CANCELED                   (43,610)               $0.875 - $10.750
                                   -------
OPTIONS OUTSTANDING 12/31/95       669,530                $0.750 - $10.750         213,870
                                   =======                                         =======

         WARRANTS:

             As of December 31, 1995, the Company had outstanding stock purchase warrants for an aggregate of 283,832 shares of common stock. Stock purchase warrants for 165,000 shares expiring five years from date of grant are held by directors of the Company, for 73,332 shares expiring December 31, 1997 are held by Value Investing Partners, Inc., placement agent for the Company for the 10.5% Debentures, and for 45,500 shares expiring December 31, 1997 are held by purchasers of the 10.5% Debentures. The following table summarizes the activity of outstanding warrants for the nine months ended December 31, 1995 and for the prior three years.

                                                                          WARRANTS
                                                                         EXERCISABLE
                           SHARES UNDER WARRANT      PRICE PER SHARE     AT YEAR END
                           --------------------      ---------------     -----------
OUTSTANDING 4/3/93               329,539             $0.875 - $9.250        329,539
GRANTED TO DIRECTORS              70,000             $7.250                 =======
EXERCISED                        (80,707)            $0.875 - $4.250
                                 --------
OUTSTANDING 4/2/94               318,832             $0.875 - $9.250        248,832
                                                                            =======
EXERCISED                        (35,000)            $0.875
                                 -------
OUTSTANDING 4/1/95               283,832             $0.875 - $9.250        236,932
                                 -------                                    =======
OUTSTANDING 12/31/95             283,832             $0.875 - $9.250        236,932
                                 =======                                    =======

                      TRIDEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      Income taxes:

             The sources of profit (loss) before income taxes are as follows:

                                     NINE MONTHS ENDED            YEARS ENDED
                                     -----------------   -----------------------------
                                     DECEMBER 31, 1995   APRIL 1, 1995   APRIL 2, 1994
                                     -----------------   -------------   -------------
                                                         (In thousands)
UNITED STATES                             $  (374)          $2,114           $735
FOREIGN                                      (606)           1,231            --
                                          -------           ------           ----
                                          $  (980)          $3,345           $735
                                          =======           ======           ====

             The components of the income tax provision (benefit) are as follows:

                                            NINE MONTHS ENDED           YEARS ENDED
                                            -----------------   -----------------------------
                                            DECEMBER 31, 1995   APRIL 1, 1995   APRIL 2, 1994
                                            -----------------   -----------------------------
                                                               (In thousands)
CURRENT:
FEDERAL                                         $    50           $   464           $  (136)
STATE                                               144               287               278
FOREIGN                                            (141)              430              --
                                                -------           -------           -------
                                                     53             1,181               142
                                                -------           -------           -------
DEFERRED:
FEDERAL                                             (24)             (477)           (1,020)
STATE                                              --                --                --
FOREIGN                                             (12)              (45)             --
                                                -------           -------           -------
                                                    (36)             (522)           (1,020)
                                                -------           -------           -------
TOTAL INCOME TAX PROVISION (BENEFIT)            $    17           $   659           $  (878)
                                                =======           =======           =======

             Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company's gross deferred tax assets and liabilities were comprised of the following:

                                              NINE MONTHS ENDED        YEARS ENDED
                                              -----------------       -------------
                                              DECEMBER 31, 1995       APRIL 1, 1995
                                              -----------------       -------------
                                                            (In thousands)
GROSS DEFERRED TAX ASSETS:
CURRENTLY NON-DEDUCTIBLE LIABILITIES AND
 RESERVES                                           $1,495                $1,048
NET OPERATING LOSS CARRYFORWARDS                       582                   514
FEDERAL BUSINESS AND FOREIGN TAX CREDIT
 CARRYFORWARDS                                         615                   787
FEDERAL MINIMUM TAX CREDIT CARRYFORWARDS               211                   211
                                                    ------                ------
                                                    $2,903                $2,560
                                                    ======                ======
GROSS DEFERRED TAX LIABILITIES:
DEPRECIATION                                        $  227                $  135
                                                    ======                ======

                      TRIDEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.      INCOME TAXES: (CONTINUED)

             At December 31, 1995, a valuation allowance of $1,171,000 has been recorded which relates primarily to state net operating loss and federal foreign tax credit carryforwards, and certain state deferred tax deductions for which a tax benefit will not likely be realized. The net change since April 1, 1995 in the valuation allowance for deferred tax assets was an increase of $282,000 related primarily to foreign tax credits and deferred state tax benefits which will not likely be realized. Deferred tax assets and liabilities are offset for presentation in the consolidated balance sheet.

             At December 31, 1995, the Company had $8,100,000 of state net operating loss carryforwards that expire principally in 1996 through 2000. Federal business and foreign tax credit carryforwards which are available to offset future federal income taxes total $615,000 and principally expire in 1997 through 2002. The Company has a federal minimum tax credit carryforward of approximately $211,000 which will be available to reduce federal tax in future years.

             Differences between the U.S. statutory federal income tax rate and the company's effective income tax rate are analyzed below:

                                         NINE MONTHS ENDED           YEARS ENDED
                                         -----------------  -----------------------------
                                         DECEMBER 31, 1995  APRIL 1, 1995   APRIL 2, 1994
                                         -----------------  -------------   -------------
FEDERAL STATUTORY TAX RATE                    (34.0)%           34.0%            34.0%
OVERACCRUAL OF PRIOR YEAR INCOME TAXES                                          (41.0)
STATE INCOME TAXES, NET OF FEDERAL
INCOME TAXES                                    9.7              5.7             24.9
NON-DEDUCTIBLE PURCHASE ACCOUNTING
ADJUSTMENTS                                    22.6              8.4             31.5
VALUATION ALLOWANCE                                            (33.7)          (186.9)
FEDERAL BENEFIT OF ACQUIRED LOSS
CARRYFORWARDS USED TO REDUCE GOODWILL                            1.0             20.0
EFFECT OF FOREIGN OPERATIONS                    5.3              3.8
OTHER                                          (1.8)              .5             (2.5)
                                               -----           -----           ------
EFFECTIVE TAX RATE                              1.8%            19.7%          (120.0)%
                                               =====           =====           ======

11.      DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

             The carrying amount of cash, trade accounts receivable, other current assets, trade accounts payable, and accrued expenses approximate fair value because of the short maturity of those instruments. The carrying value of marketable securities available for sale is equal to fair value, as discussed in Note 1. The carrying amount of borrowings under the Working Capital Facility, the Term Loan Facility and the Barclay's agreement approximate their fair value. The fair value of the Company's debt is estimated based on the quoted market prices of the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair values of the Company's debt instruments are as follows:


                                  CARRYING AMOUNT         FAIR VALUE
10.5% DEBENTURES                      $3,454                $4,200
8% NOTES                               1,414                 1,700

                      TRIDEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      NEW ACCOUNTING PRONOUNCEMENTS:

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

             The FASB issued Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," in October 1995 effective for years beginning after December 15, 1995. Under provisions of this accounting standard, the Company is not required to change its method of accounting for stock-based compensation. Management expects to retain its current method of accounting.

13.      SIGNIFICANT TRANSACTIONS:

             During the quarter ended December 31, 1995, the Company recorded provisions for the following non-recurring operating expenses: litigation settlement of $680,000, restructuring costs of $425,000, pension of $339,000 and other non-recurring items totaling $246,000. In addition, the Company recorded other charges of $42,000 for estimated loss on disposal of unused real estate and $75,000 for environmental clean-up. The provision for restructuring covers the costs associated with the formation of the printer group and the discontinuance of certain products. A substantial portion of the provision relates to employee severance costs.

             During the fourth quarter of fiscal 1995, the Company recorded an additional provision for the estimated loss on disposal of unused real estate of $50,000 and an additional provision for estimated environmental clean-up costs of $60,000. Also in the fourth quarter, the Company recorded an adjustment to fully recognize federal deferred tax benefits as discussed in Note 10.

             During the fourth quarter of fiscal 1994, the Company recorded several non-recurring charges, including: a provision for the estimated loss on disposal of unused real estate of $132,000; estimated environmental clean-up costs of $270,000; and a provision for litigation matters totaling $280,000. Also in the fourth quarter, the Company recorded one-time tax credits, including the reversal of an excess income tax accrual of $300,000 and the adjustment to the valuation allowance discussed in Note 10.

                      TRIDEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14. INTERNATIONAL OPERATIONS

        Prior to fiscal year 1995, the Company had no foreign operations and export sales were minimal. As a result of the acquisition of Cash Bases, the Company acquired manufacturing facilities in the United Kingdom. Amounts included in the accompanying consolidated financial statements associated with operations outside the United States consist of the following:

                                       NINE MONTHS ENDED          YEARS ENDED
                                       -----------------         -------------
                                       DECEMBER 31, 1995         APRIL 1, 1995
                                       -----------------         -------------
      SALES:
        DOMESTIC                           $  37,424               $  44,000
        FOREIGN                                8,839                  10,883
        ELIMINATION                             (234)                   (206)
                                           ---------               ---------
        TOTAL                              $  46,029               $  54,677
                                           ---------               ---------

      OPERATING PROFIT:
        DOMESTIC                           $     893               $   3,635
        FOREIGN                                 (728)                    905
                                           ---------               ---------
        TOTAL                              $     165               $   4,540
                                           ---------               ---------

      IDENTIFIABLE ASSETS:
        DOMESTIC                           $  27,284               $  27,349
        FOREIGN                                8,441                   9,013
                                           ---------               ---------
        TOTAL                              $  35,725               $  36,362
                                           =========               =========

        Net sales are based on the location of the operation. Transfers between geographic areas are recorded at amounts generally above cost and in accordance with the regulations of applicable taxing jurisdictions. Operating profit consists of total net sales less operating expenses and corporate expenses, and does not include either interest, other income or income taxes. Identifiable assets of geographic areas are those assets used in the Company's operations in each area.

        The Company had export sales from its United States operations of approximately $1,644,000 in the nine months ended December 31, 1995 and $4,073,000 in fiscal 1995. Such sales were primarily to Canada and were not material in prior years. Export sales from the Company's foreign operations totaling approximately $4,900,000 are primarily to European countries. The Company recorded net foreign exchange transaction gains of approximately $29,000 in the nine months ended December 31, 1995 and $85,000 in the year ended April 1, 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       (A) DIRECTORS.

           The information contained in "Information Concerning Nominees for Election as Directors and Executive Officers" of the Company's Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders which is scheduled to be held on May 30, 1996 is hereby incorporated herein by reference. Also see Item 1(E)(i) above.

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


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

       (A) THE FOLLOWING FINANCIAL STATEMENTS AND EXHIBITS ARE FILED AS PART OF THIS REPORT:

       (i) Financial statements
           See Item 8 on page 13.

      (ii) Financial statement schedules
           See Item 8 on page 13.

     (iii) List of Exhibits.
           See Exhibit Index on page 33.

       (B) REPORTS ON FORM 8-K.

           The Company filed a Current Report on Form 8-K on December 26, 1995 to report (a) the decision rendered against the Company in litigation between the Company and a former landlord, and (b) the change in fiscal year.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TRIDEX CORPORATION

                                    By:  /s/ Seth M. Lukash
                                        ----------------------------------------
                                        Seth M. Lukash
                                        Chairman of the Board, President,
                                        Chief Executive Officer, Chief Operating
                                        Officer and Director
                                        Date: March  28, 1996

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                        Title                                   Date
---------                                        -----                                   ----
  /s/ Seth M. Lukash                Chairman of the Board, President, Chief       March  28, 1996
-----------------------------       Executive Officer, Chief Operating Officer
Seth M. Lukash                      and Director
(Principal Executive Officer)


  /s/ Richard L. Cote               Senior Vice President and                     March  28, 1996
-----------------------------       Chief Financial Officer
Richard L. Cote
(Principal Financial Officer)


  /s/ George T. Crandall            Vice President, Treasurer,                    March  28, 1996
-----------------------------       Controller and Assistant Secretary
George T. Crandall
(Principal Accounting Officer)


  /s/ Graham Y. Tanaka              Director                                      March  28, 1996
-----------------------------
Graham Y. Tanaka


  /s/ Richard T. Bueschel           Director                                      March  28, 1996
-----------------------------
Richard T. Bueschel


  /s/ Paul J. Dunphy                Director                                      March  28, 1996
-----------------------------
Paul J. Dunphy


  /s/ Richard W. Sonnenfeldt        Director                                      March  28, 1996
----------------------------
Richard W. Sonnenfeldt


  /s/ C. Alan Peyser                Director                                      March  28, 1996
-----------------------------
C. Alan Peyser


  /s/ Thomas R. Schwarz             Director                                      March  28, 1996
-----------------------------
Thomas R. Schwarz

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

   3.5   Bylaws of Tridex, as amended and restated as of January 22, 1996.                 35

   4.1   Description of the Company's common stock set forth in the Company's
         Registration Statement on Form 8-A filed July 14, 1986, is hereby incorporated herein by reference.

   4.2 The Tridex Corporation 1989 Long Term Incentive Plan (as amended and restated) filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Shareholders filed September 14, 1994 is hereby incorporated herein by reference.

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

                                                                                         Page
                                                                                         Number
                                                                                         ------
  10.1   Employment Agreement, dated as of April 16, 1995, between Tridex and
         Seth M. Lukash, filed as an exhibit to the Company's Annual Report on
         Form 10-K for the fiscal year ended April 1, 1995, and hereby incorporated herein by reference.

  10.2   Severance Agreement, dated as of April 16, 1990, between Tridex and
         Seth M. Lukash filed as an Exhibit to the Company's Annual Report on
         Form 10-K for the fiscal year ended March 31, 1990 is hereby incorporated by reference.

  10.3 First Amendment to Severance Agreement, dated as of April 16, 1992 between Tridex and Seth M. Lukash, filed as an exhibit to the Company's
         Annual Report on Form 10-K for the fiscal year ended March 28, 1992, is hereby incorporated by reference.

  10.4 Second Amendment to Severance Agreement, dated as of June 1, 1995, between Tridex and Seth M. Lukash, filed as an exhibit to the Company's
         Annual Report on Form 10-K for the fiscal year ended April 1, 1995, and hereby incorporated herein by reference.

  10.5   Severance Agreement, dated as of April 29, 1990, between Tridex and
         George T. Crandall filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1992, is hereby incorporated by reference.

  10.6 Employment and Non-competition Agreement, dated as of January 20, 1993, between Ultimate Technology Corporation and Dennis J. Lewis, filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1993 is hereby incorporated herein by reference.

  10.7   Severance Agreement, dated as of June 1, 1993 between Tridex and
         Richard L. Cote, filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1993 is hereby incorporated herein by reference.

  10.8 First Amendment to Severance Agreement, dated as of June 1, 1995, between Tridex and Richard L. Cote, filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 1,
         1995, and hereby incorporated herein by reference.

  10.9   Letter Agreement, dated as of June 1, 1995, between Tridex and Richard
         L. Cote regarding severance, filed as an exhibit to the Company's
         Annual Report on Form 10-K for the fiscal year ended April 1, 1995, and hereby incorporated herein by reference.

  10.10 The Tridex Corporation 1989 Long Term Incentive Plan (as amended and restated) filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Shareholders filed July 23, 1992 is hereby incorporated herein by reference.

  10.11 Employee Performance Compensation Agreement, dated January 20, 1993 by and among Tridex and the Ultimate shareholders, filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
         April 3, 1993 is hereby incorporated herein by reference.

  10.12  Amended and Restated Credit Agreement dated as of December 15, 1995 among         39
         Tridex Corporation, Ithaca Peripherals Incorporated, Ultimate Technology
         Corporation, Magnetec Corporation, Cash Bases Incorporated and Fleet Bank,
         National Association.

  10.13  Amendment No. 1, dated as of March 15, 1996 to amended and restated Credit        72
         Agreement dated as of December 15, 1995 among Tridex Corporation, Ithaca
         Peripherals Incorporated, Ultimate Technology Corporation, Magnetec
         Corporation, Cash Bases Incorporated and Fleet Bank, National Association.

  10.14 Service Agreement, dated June 20, 1994, between Cash Bases G.B. Limited and Hugh T. Burnett filed on June 30, 1994 as Exhibit 10.13 to the
         Company's Annual Report on Form 10-K for the fiscal year ended April 2,
         1994 is hereby incorporated by reference.

  10.15  Retirement Agreement, dated as of December 31, 1995, between Tridex               79
         Corporation and Alvin Lukash

  11.1   Statement re:  computation of per share earnings.                                 82

  21.1   List of Subsidiaries of Tridex.                                                   83

  23.1   Consent of Independent Accountants.                                               84

  23.2   Consent of Independent Accountants.                                               85

  27.1   Financial Data Schedule