Form 10-Q
period 1996-03-31
TRIDEX CORP
filed 1996-05-13
CIK 47254

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
    /  X  /  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:       March 30, 1996
                                      ------------------------------------------

                                       OR

    /     /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                          to:
                                      ------------------------------------------
Commission file number:
                                      ------------------------------------------


                               TRIDEX CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


CONNECTICUT                                                           06-0682273
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                       61 WILTON ROAD, WESTPORT CT 06880
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (203) 226-1144
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Former address
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 Months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   / X /     NO  /   /

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            YES  /   /    NO  /   /

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                                                    OUTSTANDING MAY 8, 1996
- ---------------------------                              -----------------------
COMMON STOCK,                                                          3,818,071
NO PAR VALUE

                      TRIDEX CORPORATION AND SUBSIDIARIES



                                     INDEX

                                                                                                   Page No.
                                                                                                   --------


PART I.          Financial Information:
- -------          ----------------------

       Item 1.              Financial Statements

                            Consolidated Condensed Balance Sheets
                            March 30, 1996 and December 31, 1995                                    3

                            Consolidated Statements  of  Income for  the  Quarters  Ended
                            March 30, 1996 and April 1, 1995                                        4

                            Consolidated Statements of Cash  Flows for the Quarters Ended
                            March 30, 1996 and April 1, 1995                                        5

                            Notes to Consolidated Condensed Financial Statements                    6

       Item 2.              Management's  Discussion  and  Analysis  of  the  Results  of
                            Operations and Financial Condition                                      7


PART II.         Other Information:
- --------         ------------------

       Item 6.              Exhibits and Reports on Form 8-K                                        8

Signatures                                                                                          9


                                                  EXHIBIT INDEX
                                                  -------------


Exhibit 11                  Computation of Per Share Earnings                                       10
- ----------

Exhibit 27                  Financial Data Schedule
- ----------

                      TRIDEX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                              MARCH 30,        December 31,
                                                                                 1996              1995
                                                                             ------------     -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                  $        363     $         933
  Receivables                                                                       9,923             7,406
  Inventories                                                                       9,320             9,597
  Prepaid expenses                                                                    803               732
  Deferred tax assets                                                                 645               645
                                                                             ------------     -------------
    Total current assets                                                           21,054            19,313
                                                                             ------------     -------------

  Plant and equipment, net                                                          5,093             5,196
  Excess of cost over fair value of net assets acquired                             9,391             9,608
  Other assets                                                                      1,660             1,608
                                                                             ------------     -------------
                                                                             $     37,198     $      35,725
                                                                             ============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank loans payable                                                         $      1,447     $         396
  Current portion of long term debt                                                 2,632             2,411
  Accounts payable                                                                  4,263             4,516
  Accrued liabilities                                                               4,608             4,516
                                                                             ------------     -------------
    Total current liabilities                                                      12,950            11,839
                                                                             ------------     -------------

Long term debt, less current portion:
  Term loan payable                                                                 4,597             4,843
  Senior subordinated convertible debentures,
    due 1997, net of discount of $14 and $16                                        2,716             2,714
  Subordinated convertible term promissory notes,
    due 1997, net of discount of $150 and $186                                        450               614
  Other                                                                               136               153
                                                                             ------------     -------------
                                                                                    7,899             8,324
                                                                             ------------     -------------

Shareholders' equity:
  Common stock, at stated value                                                       985               978
  Additional paid-in capital                                                       21,958            21,939
  Accumulated deficit                                                              (5,813)           (6,609)
  Cumulative valuation adjustments                                                     47                82
  Common shares held in treasury, at cost                                            (828)             (828)
                                                                             ------------     -------------
                                                                                   16,349            15,562
                                                                             ------------     -------------
                                                                             $     37,198     $      35,725
                                                                             ============     =============

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                      TRIDEX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                     QUARTERS ENDED
                                                                             -------------------------------
                                                                               MARCH 30,         April 1,
                                                                                 1996               1995
                                                                             ------------      -------------
Net sales                                                                     $    17,592       $     15,330
                                                                             ------------      -------------

Operating costs and expenses:
  Cost of sales                                                                    11,692             10,248
  Engineering, design and product development costs                                   949                679
  Selling, administrative and general expenses                                      3,346              3,272
                                                                             ------------      -------------
                                                                                   15,987             14,199
                                                                             ------------      -------------

Operating profit                                                                    1,605              1,131

Other charges (income):
  Interest expense, net                                                               311                308
  Other, net                                                                         (128)                43
                                                                             ------------      -------------
                                                                                      183                351
                                                                             ------------      -------------

Profit before income taxes                                                          1,422                780

Income tax provision (benefit)                                                        626               (431)
                                                                             ------------      -------------

Net income                                                                    $       796       $      1,211
                                                                             ============      =============

Earnings per common and common equivalent share:                              $      0.20       $       0.31
                                                                             ============      =============

  Average common and common equivalent shares outstanding                       3,937,876          3,890,988
                                                                             ============      =============


           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                      TRIDEX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     QUARTERS ENDED
                                                                             -------------------------------
                                                                               MARCH 30,          April 1,
                                                                                 1996               1995
                                                                             ------------        -----------
Cash flows from operating activities:
  Net income                                                                   $      796         $    1,211
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                   661                621
      Deferred income taxes                                                                             (522)
      Loss (gain) on disposal of assets, including marketable securities             (171)                (2)
      Changes in operating assets and liabilities:
         Receivables                                                               (2,551)            (2,226)
         Inventory                                                                    255             (1,059)
         Other current assets                                                        (239)              (170)
         Other assets                                                                (102)              (145)
         Accounts payable, accrued liabilities and income taxes payable              (132)               894
         Other                                                                                            36
                                                                             ------------        -----------
           Net cash used in operating activities                                   (1,483)            (1,362)

Cash flows from investing activities:
  Purchases of plant and equipment                                                   (278)              (772)
  Proceeds from sale of assets, including marketable securities                       345
  Acquired assets and acquisition costs, net of cash acquired                                            (68)
  Other                                                                                                   79
                                                                             ------------        -----------
    Net cash provided by (used in) investing activities                                67               (761)
                                                                             ------------        -----------

Cash flows from financing activities:
  Net change in borrowings under lines of credit                                    1,058              1,650
  Net proceeds from issuance of long term debt                                         27                106
  Principal payments on long term borrowings                                         (263)              (784)
  Adjustment of common stock issuance                                                                    (30)
  Proceeds from exercise of stock options and warrants                                 26                  1
  Other                                                                                (2)                24
                                                                             ------------        -----------
    Net cash provided by financing activities                                         846                967
                                                                             ------------        -----------

Effect of exchange rate changes on cash                                                                    9
                                                                             ------------        -----------

Increase (decrease) in cash and cash equivalents                                     (570)            (1,147)
Cash and cash equivalents at beginning of period                                      933              1,494
                                                                             ------------        -----------
  Cash and cash equivalents at end of period                                   $      363         $      347
                                                                             ============        ===========

Supplemental cash flow information:
  Interest paid                                                                $      294         $      167
  Income taxes paid, net of refunds                                                    25                657



           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                      TRIDEX CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)




1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of March 30, 1996, the results of its operations for the quarters ended March 30, 1996 and April 1, 1995 and changes in its cash flows for the quarters ended March 30, 1996 and April 1, 1995. The December 31, 1995 consolidated condensed balance sheet has been derived from the Company's audited financial statements at that date. These interim financial statements should be read in conjunction with the financial statements included in the Company's Transitional Report on Form 10-K for the nine months ended December 31, 1995.

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

      The results of operations for the quarters ended March 30, 1996 and April 1, 1995 are not necessarily indicative of the results to be expected for the full year.

2. Primary earnings per common share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect of stock options and warrants.

3.    Inventories:

      Components of inventory are:

                                               March 30, 1996                      December 31, 1995
                                               --------------                      -----------------
                                                              (Dollars in Thousands)
      Raw materials and                           $7,023                                 $6,704
        component parts
      Work-in-process                                876                                  1,271
      Finished goods                               1,421                                  1,622
                                                   -----                                  -----
                                                  $9,320                                 $9,597
                                                  ======                                 ======

4.    Other income, net:

      Other non-operating income for the current quarter consists of a $179,000 gain on the sale of marketable securities offset by transactional foreign exchange losses and an additional provision for loss on disposal of real estate held for sale of $30,000.

5.    Commitments and contingencies:

      The Company is involved in an environmental matter discussed in footnote number 8 to the financial statements included in the Company's Transition Report on Form 10-K for the nine months ended December 31, 1995. As of March 30, 1996 and to the date of this report, there has been no material development in the resolution of this matter.

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
QUARTER ENDED MARCH 30, 1996 COMPARED TO QUARTER ENDED APRIL 1, 1995

CONSOLIDATED NET SALES for the quarter ended March 30, 1996 increased $2,262,000 (15%) to $17,592,000 from $15,330,000 in the comparable quarter of the prior year. The increase reflects greater volume of shipments of printers into both the point-of-sale ("POS") and gaming and wagering markets. Shipments of cash drawers from the Company's Cash Bases GB Ltd. subsidiary also improved, reflecting improvement over the comparable quarter of the prior year and a reversal of sales declines in the later part of the 1995. Shipment of POS terminals and related products declined slightly from the prior year's quarter.

CONSOLIDATED GROSS PROFIT increased $818,000 (16%) to $5,900,000 from $5,082,000 in the prior year's quarter, primarily as a result of the higher volume of shipments of printers. Consolidated gross profit percentage increased slightly to 33.5% of sales from 33.2% of sales in the prior year's quarter.

CONSOLIDATED ENGINEERING, DESIGN AND PRODUCT DEVELOPMENT COSTS increased $270,000 (40%) to $949,000 from $679,000 in the prior year's quarter. The increase is primarily the result of the cost of developing new products, principally for the POS market, and, to a lesser degree, enhancing existing products.

CONSOLIDATED SELLING, ADMINISTRATIVE AND GENERAL EXPENSES increased $74,000 (2%) to $3,346,000 from $3,272,000 in the prior year's quarter. The increase in selling expenses is primarily the result of a more intensive sales effort in the cash drawer operation. Administrative and general expenses were approximately at the same level as the prior year's quarter.

CONSOLIDATED OPERATING PROFIT for the current quarter increased $474,000 (42%) to $1,605,000 from $1,131,000 in the prior year's quarter, primarily the result of the contribution of increased volume of shipments of printers. Consolidated operating profit as a percentage of revenue increased to 9% from 7% in the prior year's quarter and is primarily the result of higher volume of shipments at the printer operations.

NET INTEREST EXPENSE $3,000 (1%) to $311,000 from $308,000 in the prior year's quarter. The increase in interest expense reflects the increase in debt under the Term Loan Facility, which replaced a prior bank term loan, offset by decreased utilization of the domestic line of credit.

OTHER NON-OPERATING INCOME, NET for the current quarter consists of $179,000 gain on the sale of marketable securities offset by transactional foreign exchange losses and an additional provision of $30,000 for real estate held for sale. Other non-operating expense in the first quarter of last year includes provisions for loss on disposal of unused property of $50,000 and for estimated clean-up costs associated with certain environmental matters of $60,000, offset by transactional foreign exchange gains.

PROVISION FOR INCOME TAXES in the current quarter reflects an estimated effective tax rate of 44%. A net tax benefit resulted in the prior year due to the recording of a tax credit of $770,000. Such credit reflected an adjustment to the Company's valuation allowance to recognize federal deferred tax benefits available to be used by the Company.

NET INCOME for the current quarter was $796,000 (or $0.20 per share) as compared to $1,211,000 (or $0.31 per share) in the prior year's quarter. The average number of common and common equivalent shares outstanding increased to 3,937,876 shares from 3,890,988 shares in the prior year's quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at March 30, 1996 was $8,104,000 compared with $7,474,000 at December 31, 1995. The current ratio was 1.6 at March 30, 1996 and at December 31, 1995. The increase in working capital reflects a higher level of operating activity. The increase in net operating assets was funded by borrowings under the Company's lines of credit.

The Company has a $3,000,000 Working Capital Facility with Fleet Bank, N.A. ("Fleet") which provides critical capital for the Company. If for any reason this or comparable financing is not available to the Company, it would have an adverse effect on the Company and its ability to conduct its operations as presently conducted. The Company is required to comply with certain financial covenants, including a minimum tangible net worth, a minimum current ratio, a maximum leverage ratio and a minimum debt service coverage ratio, otherwise Fleet may withdraw its commitment. The Company was in compliance with these covenants at March 30, 1996 and expects to be in compliance with these covenants for the remainder of 1996.

On April 30, 1996, the Company announced that it has engaged an investment banking firm to pursue an underwritten public offering of up to 20% of its Printer Group, which consist of two Company subsidiaries, Magnetec Corporation and Ithaca Peripherals Incorporated. The Company also announced its intent to spin-off its remaining equity intrest in the Printer Group in a tax-free distribution to the shareholders of the Company. If these transactions are completed, the Company expects to reduce its overall level of indebtedness, including bank loans, and to amend its agreements with Fleet.

During the first quarter of 1996, the Company's operating cash needs were satisfied by borrowings under its lines of credit and by the proceeds from the sale of marketable securities. At March 30, 1996, the Company had approximately $600,000 in commitments for capital expenditures and had availability of $2,200,000 under the Working Capital Facility. During the remainder of 1996, the Company expects that funds generated from operations, supplemented by borrowings under the Working Capital Facility, if necessary, will be sufficient to satisfy its cash needs for working capital, scheduled debt retirements and capital expenditures, primarily tooling for new products.

Over the long term, the Company believes that funds generated from operations and borrowings under the Working Capital Facility, if necessary, will continue to satisfy its working capital needs, support a certain level of growth and meet scheduled debt retirements.


                          PART II.  OTHER INFORMATION

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




                        TRIDEX CORPORATION
                        ------------------

                        (Registrant)




May 10, 1996            /s/Seth M. Lukash
                        -----------------
                        Seth M. Lukash
                        Chairman of the Board, President, Chief Executive
                        Officer, and Chief Operating Officer




May 10, 1996            /s/Richard L. Cote
                        ------------------
                        Richard L. Cote
                        Senior Vice President and
                        Chief Financial Officer




May 10, 1996            /s/George T. Crandall
                        -----------------------
                        George T. Crandall
                        Vice President and Treasurer

                                EXHIBIT INDEX
                                -------------


            Exhibit 11          Computation of Per Share Earnings

            Exhibit 27          Financial Data Schedule