Form 10-Q
period 1996-06-29
TRIDEX CORP
filed 1996-08-12
CIK 47254

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:         June 29, 1996
                                        ----------------------------------------

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                       to:
                                   ---------------------------------------------
Commission file number:
                                   ---------------------------------------------

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


Former address:
- --------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)

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

                                 YES / /  NO / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                                 OUTSTANDING AUGUST 9, 1996
- -----                                                 --------------------------
COMMON STOCK,
NO PAR VALUE                                                           3,988,553

                       TRIDEX CORPORATION AND SUBSIDIARIES



                                      INDEX

                                                                                         Page No.
                                                                                         --------
PART I.     Financial Information:

     Item 1.          Financial Statements

                      Consolidated Condensed Balance Sheets

                      June 29, 1996 and December 31, 1995                                       3

                      Consolidated Statements of Income for the Quarters and Six
                      Months Ended June 29, 1996 and July 1, 1995                               4

                      Consolidated Statements of Cash Flows for the Six Months
                      Ended June 29, 1996 and July 1, 1995                                      5

                      Notes to Consolidated Condensed Financial Statements                      6

     Item 2.          Management's Discussion and Analysis of the Results of
                      Operations and Financial Condition                                        7

PART II.     Other Information:

     Item 4.          Submission of Matters to a Vote of Security Holders                      10

     Item 6.          Exhibits and Reports on Form 8-K                                         10

Signatures                                                                                     11

                                  EXHIBIT INDEX

Exhibit 10.1          Plan of Reorganization dated as of June 24, 1996 among Tridex
                      Corporation ("Tridex"), Magnetec Corporation ("Magnetec"), TransAct
                      Technologies Incorporated ("Transact") and Ithaca Peripherals
                      Incorporated ("Ithaca").                                                 12

Exhibit 10.2          Agreement and Plan of Merger  dated as of July 16, 1996 between
                      Magnetec and Ithaca.                                                     19

Exhibit 10.3          Asset Transfer Agreement dated as of July 31, 1996 between Magnetec
                      and Tridex.                                                              21

Exhibit 10.4          Form of Manufacturing Support Services Agreement between Magnetec
                      and Tridex.                                                              24

Exhibit 10.5          Corporate Services Agreement dated as of July 30, 1996 between Tridex
                      and TransAct.                                                            28

Exhibit 10.6          Printer Supply Agreement dated as of July 31, 1996 between Magnetec
                      and Ultimate Technology Corporation.                                     32

Exhibit 10.7          Tax Sharing Agreement dated as of July 31, 1996 between Tridex and
                      TransAct.                                                                37

Exhibit 11            Computation of Per Share Earnings                                        48

Exhibit 27            Financial Data Schedule

                       TRIDEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                               JUNE 29,     DECEMBER 31,
                                                                 1996           1995
                                                                 ----           ----
ASSETS
Current assets:
   Cash and cash equivalents                                   $   524        $   933
   Receivables                                                   9,752          7,406
   Inventories                                                   9,840          9,597
   Deferred tax assets                                             674            645
   Other current assets                                            830            732
                                                               -------        -------
     Total current assets                                       21,620         19,313
                                                               -------        -------
   Plant and equipment, net                                      5,638          5,196
   Excess of cost over fair value of net assets acquired         9,173          9,608
   Other assets                                                  1,587          1,608
                                                               -------        -------
                                                               $38,018        $35,725
                                                               =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank loans payable                                          $   447        $   396
   Current portion of long term debt                             2,188          2,411
   Accounts payable                                              5,134          4,516
   Accrued liabilities                                           4,572          4,264
                                                               -------        -------
     Total current liabilities                                  12,341         11,587
                                                               -------        -------

Long term obligations, less current portion:
   Term loan payable                                             4,351          4,843
   Senior subordinated convertible debentures,
     due 1997, net of discount of $9 and $16                     2,601          2,714
   Subordinated convertible term promissory notes,
     due 1997, net of discount of $118 and $186                    282            614
   Other                                                           339            405
                                                               -------        -------
                                                                 7,573          8,576
                                                               -------        -------

Shareholders' equity:
   Common stock, at stated value                                 1,026            978
   Additional paid-in capital                                   22,937         21,939
   Accumulated deficit                                          (5,006)        (6,609)
   Cumulative valuation adjustments                                 20             82
   Common shares held in treasury, at cost                        (873)          (828)
                                                               -------        -------
                                                                18,104         15,562
                                                               -------        -------
                                                               $38,018        $35,725
                                                               =======        =======

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                QUARTERS ENDED                      SIX MONTHS ENDED
                                                                --------------                      ----------------
                                                            JUNE 29,           JULY 1,         JUNE 29,           JULY 1,
                                                              1996              1995             1996              1995
                                                              ----              ----             ----              ----
Net sales                                                  $   17,351        $   15,113       $   34,943        $   30,443
                                                           ----------        ----------       ----------        ----------

Operating costs and expenses:
   Cost of sales                                               11,713            10,223           23,405            20,471
   Engineering, design and product development costs              905               720            1,854             1,399
   Selling, administrative and general expenses                 3,108             3,220            6,454             6,492
                                                           ----------        ----------       ----------        ----------
                                                               15,726            14,163           31,713            28,362
                                                           ----------        ----------       ----------        ----------

Operating income                                                1,625               950            3,230             2,081

Other charges (income):
   Interest expense, net                                          296               360              607               668
   Other, net                                                     (23)               11             (151)               54
                                                           ----------        ----------       ----------        ----------
                                                                  273               371              456               722
                                                           ----------        ----------       ----------        ----------

Income before income taxes                                      1,352               579            2,774             1,359

Provision for income taxes                                        545               266            1,171              (165)
                                                           ----------        ----------       ----------        ----------

Net income                                                 $      807        $      313       $    1,603        $    1,524
                                                           ==========        ==========       ==========        ==========

Earnings per common and common equivalent share:
   Primary                                                 $     0.20        $     0.08       $     0.40        $     0.39
                                                           ==========        ==========       ==========        ==========
   Average common and common equivalent share
      shares outstanding:                                   4,081,859         3,883,389        4,009,971         3,887,175
                                                           ==========        ==========       ==========        ==========

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                 ----------------
                                                                              JUNE 29,        JULY 1,
                                                                                1996           1995
                                                                                ----           ----
Cash flows from operating activities:
   Net income                                                                 $ 1,603        $ 1,524
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                            1,321          1,262
       Deferred income taxes                                                                    (519)
       Gain on disposal of assets, including marketable securities               (283)            (5)
       Changes in operating assets and liabilities:
         Receivables                                                           (2,337)        (3,016)
         Inventory                                                               (248)        (1,884)
         Other current assets                                                     (29)            87
         Other assets                                                            (104)          (152)
         Accounts payable, accrued liabilities and income taxes payable           525            652
         Other                                                                                    36
                                                                              -------        -------
           Net cash provided by (used in) operating activities                    448         (2,015)
                                                                              -------        -------

Cash flows from investing activities:
   Purchases of plant and equipment                                            (1,167)        (1,357)
   Proceeds from sale of assets, including marketable securities                  520
   Acquired assets and acquisition costs, net of cash acquired                                   (68)
   Other                                                                          (10)            75
                                                                              -------        -------
     Net cash used in investing activities                                       (657)        (1,350)
                                                                              -------        -------

Cash flows from financing activities:
   Net change in borrowings under lines of credit                                  50          3,444
   Net proceeds from issuance of long term debt                                    27            106
   Principal payments on long term borrowings                                    (447)        (1,289)
   Proceeds from exercise of stock options and warrants                           178              2
   Other                                                                          (10)            (9)
                                                                              -------        -------
     Net cash provided by (used in) financing activities                         (202)         2,254
                                                                              -------        -------

Effect of exchange rate changes on cash                                             2             10
                                                                              -------        -------

Decrease in cash and cash equivalents                                            (409)        (1,101)
Cash and cash equivalents at beginning of period                                  933          1,494
                                                                              -------        -------
   Cash and cash equivalents at end of period                                 $   524        $   393
                                                                              =======        =======

Supplemental cash flow information:
   Interest paid                                                              $   505        $   472
   Income taxes paid, net of refunds                                              390            877
Supplemental non-cash investing and financing activities:
   Conversion of convertible debentures to common stock                       $   860


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       TRIDEX CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of June 29, 1996, the results of its operations for the quarters and six months ended June 29, 1996 and July 1, 1995 and changes in its cash flows for the six months ended June 29, 1996 and July 1, 1995. The December 31, 1995 consolidated condensed balance sheet has been derived from the Company's audited financial statements at that date. Certain amounts in the December 31, 1995 balance sheet have been reclassified to conform to the current period's presentation. These interim financial statements should be read in conjunction with the financial statements included in the Company's Transition Report on Form 10-K for the nine months ended December 31, 1995.

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

       The results of operations for the quarters and six months ended June 29, 1996 and July 1, 1995 are not necessarily indicative of the results to be expected for the full year.

2. Primary earnings per common share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect of stock options and warrants.

3.     Inventories:

       Components of inventory are:

                                       June 29, 1996        December 31, 1995
                                       -------------        -----------------
                                               (Dollars in Thousands)
       Raw materials and
         component parts                  $6,913                 $6,704
       Work-in-process                       952                  1,271
       Finished goods                      1,975                  1,622
                                          ------                 ------
                                          $9,840                 $9,597
                                          ======                 ======

4.     Other income, net:

       Other non-operating income for the six months includes $285,000 gain on the sale of marketable securities offset by transactional foreign exchange losses and an additional provision for loss on disposal of real estate held for sale of $25,000.

5.     Commitments and contingencies:

       The Company is involved in an environmental matter discussed in the footnotes to the financial statements included in the Company's Transition Report on Form 10-K for the nine months ended December 31, 1995. As of June 29, 1996 and to the date of this report, there has been no material development in the resolution of this matter.

6.     Issuance of Common Stock:

       During the second quarter, the Company accepted $860,000 principal amount of the 10.5% Debentures for conversion into 95,545 shares of common stock. The conversion of these Debentures into common stock satisfies the Company's sinking fund obligation of $740,000 due on December 31, 1996.

7.     Public equity offering:

       On April 30, 1996 the Company announced that it had engaged an investment banking firm to pursue an underwritten public offering of up to 20% of the equity of its Printer Group. Pursuant to a plan of reorganization, on June 17, 1996 management incorporated TransAct Technologies Incorporated, a wholly-owned subsidiary of Tridex, principally comprised of the Magnetec Corporation and Ithaca Peripherals Incorporated subsidiaries. On June 26, 1996, TransAct filed a registration statement on Form S-1 with the Securities and Exchange Commission. Also in conjunction with this plan of reorganization, the Company has agreed to indemnify TransAct against certain future liabilities, including environmental liability associated with the former Magnetec facility located on Granby Street, Bloomfield, Connecticut. Costs incurred to date related to the proposed offering aggregating $398,000 are included in other current assets on the accompanying balance sheet. These costs will be reimbursed from the proceeds of the anticipated public offering upon closing.



ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
QUARTER ENDED JUNE 29, 1996 COMPARED TO QUARTER ENDED JULY 1, 1995

CONSOLIDATED NET SALES for the quarter ended June 29, 1996 increased $2,238,000 (15%) to $17,351,000 from $15,113,000 in the comparable quarter of the prior year. The increase reflects greater volume of shipments of printers into the gaming and lottery market and of cash drawers from the Company's Cash Bases GB Ltd. subsidiary into the point-of-sale ("POS") market. Shipments of POS terminals and related products improved slightly from the prior year's quarter.

CONSOLIDATED GROSS PROFIT increased $748,000 (15%) to $5,638,000 from $4,890,000 in the prior year's quarter, primarily as a result of the higher volume of shipments of printers and cash drawers. Consolidated gross profit percentage was approximately 32% of sales in both periods.

CONSOLIDATED ENGINEERING, DESIGN AND PRODUCT DEVELOPMENT COSTS increased $185,000 (26%) to $905,000 from $720,000 in the prior year's quarter. The increase is primarily the result of the cost of developing new products, principally for the POS and gaming and lottery markets, and, to a lesser degree, enhancing existing products.

CONSOLIDATED SELLING, ADMINISTRATIVE AND GENERAL EXPENSES decreased $112,000 (3%) to $3,108,000 from $3,220,000 in the prior year's quarter. The decrease reflects restructuring actions taken at the end of 1995 and continuing cost controls at all operating units.

CONSOLIDATED OPERATING PROFIT for the current quarter increased $675,000 (71%) to $1,625,000 from $950,000 in the prior year's quarter, primarily the result of the contribution of increased volume of shipments of printers and cash drawers. Consolidated operating profit as a percentage of revenue increased to 9% from 6% in the prior year's quarter and is primarily the result of the higher volume of shipments of printers and cash drawers and of the lower selling, general and administrative expenses.

NET INTEREST EXPENSE decreased $64,000 (18%) to $296,000 from $360,000 in the prior year's quarter. The decrease in interest expense reflects lower levels of indebtedness, particularly decreased utilization of the domestic line of credit.

OTHER NON-OPERATING INCOME, NET for the current quarter includes $106,000 gain on the sale of marketable securities offset by $64,000 transactional foreign exchange losses and an additional provision of $25,000 for real estate held for sale. Other non-operating expense in the prior year's quarter consists primarily of transactional foreign exchange losses.

PROVISION FOR INCOME TAXES in the current quarter reflects an estimated effective tax rate of 40% reflecting an adjustment for certain tax credits. The estimated effective tax rate was approximately 46% in the prior year's quarter.

NET INCOME for the current quarter was $807,000 (or $0.20 per share) as compared to $313,000 (or $0.08 per share) in the prior year's quarter. The average number of common and common equivalent shares outstanding increased to 4,081,859 shares from 3,883,389 shares in the prior year's quarter.

SIX MONTHS ENDED JUNE 29, 1996 COMPARED TO SIX MONTHS ENDED JULY 1, 1995

CONSOLIDATED NET SALES for the six months ended June 29, 1996 increased $4,500,000 (15%) to $34,943,000 from $30,443,000 in the comparable prior year's period. The increase reflects greater volume of shipments of printers into both the POS and gaming and lottery markets and of cash drawers from the Company's Cash Bases GB Ltd. subsidiary into the POS market. Shipment of POS terminals and related products declined slightly from the prior year's period.

CONSOLIDATED GROSS PROFIT increased $1,566,000 (16%) to $11,538,000 from $9,972,000 in the prior year's period, primarily as a result of the higher volume of shipments of printers and cash drawers. Consolidated gross profit percentage was approximately 33% of sales in both periods.

CONSOLIDATED ENGINEERING, DESIGN AND PRODUCT DEVELOPMENT COSTS increased $455,000 (33%) to $1,854,000 from $1,399,000 in the prior year's period. The increase is primarily the result of the cost of developing new products, principally for the POS and gaming and lottery markets, and, to a lesser degree, enhancing existing products.

CONSOLIDATED SELLING, ADMINISTRATIVE AND GENERAL EXPENSES decreased $38,000 (1%) to $6,454,000 from $6,492,000 in the prior year's period. Administrative and general expenses decreased from the prior year's period, reflecting restructuring actions taken at the end of 1995 and continuing cost controls at all operating units. Selling expenses increased due primarily to a more intensive sales effort in the cash drawer operation.

CONSOLIDATED OPERATING PROFIT for the current period increased $1,149,000 (55%) to $3,230,000 from $2,081,000 in the prior year's period, primarily the result of the contribution of increased volume of shipments of printers and cash drawers and the lower selling, general and administrative expenses. Consolidated operating profit as a percentage of revenue increased to 9% from 7% in the prior year's period and is primarily the result of a higher volume of shipments.

NET INTEREST EXPENSE decreased $61,000 (9%) to $607,000 from $668,000 in the prior year's period. The decrease in interest expense reflect lower levels of indebtedness, particularly decreased utilization of the domestic line of credit.

OTHER NON-OPERATING INCOME, NET for the current period includes $285,000 gain on the sale of marketable securities offset by $82,000 transactional foreign exchange losses and an additional provision of $55,000 for real estate held for sale. Other non-operating expense in the prior year's period includes provisions of $50,000 for real estate held for sale and $60,000 for estimated clean-up costs associated with certain environmental matters, offset by transactional foreign exchange gains.

PROVISION FOR INCOME TAXES in the current period reflects an estimated effective tax rate of 42% reflecting an adjustment for certain tax credits. A net tax benefit resulted in the prior year's period due to the recording of a tax credit of $770,000. Such credit reflected an adjustment to the Company's valuation allowance to recognize federal deferred tax benefits available to be used by the Company.

NET INCOME for the current period was $1,603,000 (or $0.40 per share) as compared to $1,524,000 (or $0.30 per share) in the prior year's period. The average number of common and common equivalent shares outstanding increased to 4,009,971 shares from 3,887,175 shares in the prior year's quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at June 29, 1996 was $9,279,000 compared with $7,726,000 at December 31, 1995. The current ratio was 1.8 to 1.0 at June 29, 1996 and 1.7 to 1.0 at December 31, 1995. The increase in working capital reflects a higher level of operating activity and the conversion of $860,000 principal amount of the Company's 10.5% Debentures to 95,545 shares of common stock.

The Company has a $3,000,000 Working Capital Facility (the "Working Capital Facility") with Fleet Bank, N.A. ("Fleet") which provides critical capital for the Company. If for any reason this or comparable financing is not available to the Company, it would have an adverse effect on the Company and its ability to conduct its operations as presently conducted. The Company is required to comply with certain financial covenants, including a minimum tangible net worth, a minimum current ratio, a maximum leverage ratio and a minimum debt service coverage ratio, otherwise Fleet may withdraw its commitment. The Company was in compliance with these covenants at June 29, 1996 and expects to be in compliance with these covenants for the remainder of 1996.

On April 30, 1996, the Company announced that it has engaged an investment banking firm to pursue an underwritten public offering of up to 20% of its Printer Group, which principally consists of two Company subsidiaries, Magnetec Corporation and Ithaca Peripherals Incorporated. The Company also announced its intent to spin-off its remaining equity interest in the Printer Group in a tax-free distribution to the shareholders of the Company. If the public offering is completed, the Company expects to reduce its overall level of indebtedness, including bank loans, and to amend its agreements with Fleet.

During the first six months of 1996, the Company's operating cash requirements were satisfied by cash flow from operations, borrowings under its lines of credit and by the proceeds from the sale of marketable securities. At June 29, 1996, the Company had approximately $500,000 in commitments for capital expenditures and had availability of $3,000,000 under the Working Capital Facility. During the second quarter, $860,000 principal amount of 10.5% Debentures were converted into 95,545 shares of common stock. The conversion satisfies the $740,000 sinking fund requirement due on December 31, 1996. During the remainder of 1996, the Company expects that funds generated from operations, supplemented by borrowings under the Working Capital Facility, if necessary, will be sufficient to satisfy its cash needs for working capital, scheduled debt retirements and capital expenditures, primarily tooling for new products.

Over the long term, the Company believes that funds generated from operations and borrowings under the Working Capital Facility, if necessary, will continue to satisfy its working capital needs, support a certain level of growth and meet scheduled debt retirements.

                           PART II. OTHER INFORMATION

ITEM 4.     Submission of Matter to a Vote of Security Holders

            (1) The Company held its Annual Meeting of Shareholders on May 30, 1996. Matters voted upon at the meeting and the number of votes cast for, against or withheld, are as follows:

                       Nominee                                Votes For            Votes Against or Withheld
                       -------                                ---------            -------------------------
                       Seth M. Lukash                         3,551,212                      44,276
                       Paul J. Dunphy                         3,551,212                      44,276
                       Graham Y. Tanaka                       3,551,212                      44,276
                       C. Alan Peyser                         3,544,429                      51,059
                       Thomas R. Schwarz                      3,550,934                      44,554

            (2) To appoint Price Waterhouse as the Company's independent certified public accountants for the year ending December 31, 1996. Votes cast were: 3,570,912 for, 13,960 against and 10,626 withheld.

ITEM 6.     Exhibits and Reports on Form  8-K

            a.      Exhibits

                    Exhibit 10.1 Plan of Reorganization dated as of June 24, 1996 among Tridex Corporation ("Tridex"), Magnetec Corporation ("Magnetec"), TransAct Technologies Incorporated ("Transact") and Ithaca Peripherals Incorporated ("Ithaca").

                    Exhibit 10.2 Agreement and Plan of Merger dated as of July 16, 1996 between Magnetec and Ithaca.

                    Exhibit 10.3 Asset Transfer Agreement dated as of July 31, 1996 between Magnetec and Tridex.

                    Exhibit 10.4 Form of Manufacturing Support Services Agreement between Magnetec and Tridex.

                    Exhibit 10.5 Corporate Services Agreement dated as of July 30, 1996 between Tridex and TransAct.

                    Exhibit 10.6 Printer Supply Agreement dated as of July 31, 1996 between Magnetec and Ultimate Technology Corporation.

                    Exhibit 10.7 Tax Sharing Agreement dated as of July 31, 1996 between Tridex and TransAct.

                    Exhibit 11     Computation of Per Share Earnings

                    Exhibit 27     Financial Data Schedule

            b.      Reports on Form 8-K

                    On May 2, 1996, the Company filed a Current Report on Form 8-K to report that on April 30, 1996, it had announced that it had engaged an investment banking firm to pursue an underwritten public offering of up to 20% of the equity of its Printer Group, which consists of two Tridex subsidiaries, Magnetec Corporation and Ithaca Peripherals Incorporated.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        TRIDEX CORPORATION

                                        (Registrant)




August 9, 1996                          /s/Seth M. Lukash
                                        -----------------
                                        Seth M. Lukash
                                        Chairman of the Board, President, Chief
                                        Executive Officer, and Chief Operating
                                        Officer




August 9, 1996                          /s/Richard L. Cote
                                        ------------------
                                        Richard L. Cote
                                        Senior Vice President and
                                        Chief Financial Officer




August 9, 1996                          /s/George T. Crandall
                                        ---------------------
                                        George T. Crandall
                                        Vice President and Treasurer

                                  EXHIBIT INDEX


Exhibit 10.1          Plan of Reorganization dated as of June 24, 1996 among Tridex
                      Corporation ("Tridex"), Magnetec Corporation ("Magnetec"), TransAct
                      Technologies Incorporated ("Transact") and Ithaca Peripherals
                      Incorporated ("Ithaca").                                                 12

Exhibit 10.2          Agreement and Plan of Merger  dated as of July 16, 1996 between
                      Magnetec and Ithaca.                                                     19

Exhibit 10.3          Asset Transfer Agreement dated as of July 31, 1996 between Magnetec
                      and Tridex.                                                              21

Exhibit 10.4          Form of Manufacturing Support Services Agreement between Magnetec
                      and Tridex.                                                              24

Exhibit 10.5          Corporate Services Agreement dated as of July 30, 1996 between Tridex
                      and TransAct.                                                            28

Exhibit 10.6          Printer Supply Agreement dated as of July 31, 1996 between Magnetec
                      and Ultimate Technology Corporation.                                     32

Exhibit 10.7          Tax Sharing Agreement dated as of July 31, 1996 between Tridex and
                      TransAct.                                                                37

Exhibit 11            Computation of Per Share Earnings                                        48

Exhibit 27            Financial Data Schedule