Form 10-Q
period 1996-09-28
TRIDEX CORP
filed 1996-11-12
CIK 47254

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:         September 28, 1996
                                    --------------------------------------------

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                      to:
                                    --------------------------------------------
Commission file number:
                                    --------------------------------------------

                               TRIDEX CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Connecticut                                                           06-0682273
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                        61 Wilton Road, Westport CT 06880
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (203) 226-1144
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Former address:
--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 Months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [x] NO [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 YES [ ] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                               Outstanding October 26, 1996
-------------                                       ----------------------------

Common stock,                                                          4,009,283
no par value

                       TRIDEX CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                      Page No.
                                                                      --------
PART I.    Financial Information:

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets
            September 28, 1996 and December 31, 1995                       3

           Consolidated Statements of Income for
            the Quarters and Nine Months Ended
            September 28, 1996 and September 30, 1995                      4

           Consolidated Statements of Cash Flows
            for  the  Nine  Months  Ended
            September 28, 1996 and September 30, 1995                      5

           Notes to Consolidated Condensed Financial Statements            6

  Item 2.  Management's Discussion and Analysis of
            the Results of Operations and
            Financial Condition                                            8

PART II. Other Information:


  Item 6.  Exhibits and Reports on Form 8-K                               12


Signatures                                                                13

                       TRIDEX CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)
                                   (Unaudited)

                                                  September 28,     December 31,
                                                      1996              1995
                                                  -------------     ------------
ASSETS
Current assets:
   Cash and cash equivalents                        $  3,714          $    933
   Receivables                                        11,682             7,406
   Inventories                                        11,283             9,597
   Deferred tax assets                                 1,082               645
   Other current assets                                  502               732
                                                    --------          --------
     Total current assets                             28,263            19,313
                                                    --------          --------
   Plant and equipment, net                            5,970             5,196
   Excess of cost over fair value of
     net assets acquired                               8,956             9,608
   Other assets                                        1,004             1,608
                                                    --------          --------
                                                    $ 44,193          $ 35,725
                                                    ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank loans payable                               $     98          $    396
   Current portion of long-term debt                   1,282             2,411
   Accounts payable                                    6,303             4,516
   Accrued liabilities                                 5,230             4,264
                                                    --------          --------
     Total current liabilities                        12,913            11,587
                                                    --------          --------
Long-term obligations, less current portion:
   Term loan payable                                                     4,843
   Senior subordinated convertible debentures,
     due 1997, net of discount of $7 and $16           2,453             2,714
   Subordinated convertible term promissory notes,
     due 1997, net of discount of $85 and $186           115               614
   Deferred taxes payable                                267
   Minority interest                                   2,707
   Other                                                 392               405
                                                    --------          --------
                                                       5,934             8,576
                                                    --------          --------
Shareholders' equity:
   Common stock, at stated value                       1,031               978
   Additional paid-in capital                         23,086            21,939
   Retained earnings (deficit)                         2,064            (6,609)
   Cumulative valuation adjustments                       38                82
   Common shares held in treasury, at cost              (873)             (828)
                                                    --------          --------
                                                      25,346            15,562
                                                    --------          --------
                                                    $ 44,193          $ 35,725
                                                    ========          ========

            See notes to consolidated condensed financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                      Quarters Ended                  Nine Months Ended
                                              -----------------------------   ------------------------------
                                              September 28,   September 30,   September 28,    September 30,
                                                  1996            1995            1996            1995
                                              -------------   -------------   -------------   --------------
Net sales                                       $    20,851       $  16,581       $  55,794        $ 47,024
                                                -----------      ----------       ---------        --------
Operating costs and expenses:
   Cost of sales                                     14,312          10,901          37,717          31,372
   Engineering, design and product
     development costs                                  882             805           2,736           2,204
   Selling, administrative and
     general expenses                                 3,649           3,309          10,103           9,801
                                                -----------      ----------       ---------        --------
                                                     18,843          15,015          50,556          43,377
                                                -----------      ----------       ---------        --------
Operating income                                      2,008           1,566           5,238           3,647
Other charges (income):
   Gain on sale of subsidiary stock                  (6,200)                         (6,200)
   Interest expense, net                                214             340             821           1,008
   Other, net                                            82             (1)             (69)             53
                                                -----------      ----------       ---------        --------
                                                     (5,904)            339          (5,448)          1,061
                                                -----------      ----------       ---------        --------
Income before income taxes and minority
   interest                                           7,912           1,227          10,686           2,586
Provision for income taxes                              753             565           1,924             400
                                                -----------      ----------       ---------        --------
Income before minority interest                       7,159             662           8,762           2,186
Minority interest in net earnings of
subsidiary                                               89                              89
                                                -----------      ----------       ---------        --------
Net income                                      $     7,070      $      662       $   8,673        $  2,186
                                                ===========      ==========       =========        ========
Earnings per common and common
  equivalent share:
     Primary                                    $      1.67      $     0.17       $    2.12        $   0.56
                                                ===========      ==========       =========        ========
     Fully diluted                              $      1.51                       $    1.94
                                                ===========                       =========
Weighted average common and common
  equivalent shares outstanding:
     Primary                                      4,234,140       3,974,451       4,084,896       3,916,273
                                                ===========       =========       =========       =========
     Fully diluted                                4,719,149                       4,617,711
                                                ===========                       =========

            See notes to consolidated condensed financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                        Nine Months Ended
                                                 -------------------------------
                                                  September 28,    September 30,
                                                      1996            1995
                                                 --------------  --------------

Cash flows from operating activities:
   Net income                                       $  8,673          $  2,186
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
       Gain on sale of subsidiary stock               (6,200)
       Depreciation and amortization                   2,252             1,910
       Deferred income taxes                             259              (522)
       Gain on sale of marketable securities            (285)
       Changes in operating assets and
         liabilities:
         Receivables                                  (4,248)           (2,196)
         Inventory                                    (1,682)           (2,455)
         Other current assets                            (75)
         Other assets                                   (167)             (106)
         Accounts payable, accrued
          liabilities and income taxes payable         2,674               665
         Other                                             2                34
                                                    --------          --------
           Net cash provided by (used in)
             operating activities                      1,203              (484)
                                                    --------          --------
Cash flows from investing activities:
   Purchases of plant and equipment                   (1,962)           (2,194)
   Proceeds from sale of assets                          522
   Other                                                 (10)               11
                                                    --------          --------
     Net cash used in investing activities            (1,450)           (2,183)
                                                    --------          --------
Cash flows from financing activities:
   Net change in borrowings under line of credit        (301)            3,519
   Net proceeds from sale of subsidiary stock          8,991
   Net proceeds from issuance of long-term debt          120               263
   Principal payments on long-term borrowings         (5,963)           (1,944)
   Proceeds from exercise of stock options
     and warrants                                        187                15
   Other                                                 (12)              (22)
                                                    --------          --------
     Net cash provided by financing activities         3,022             1,831
                                                    --------          --------
Effect of exchange rate changes on cash                    6                10
                                                    --------          --------
Increase (decrease) in cash and cash equivalents       2,781              (826)
Cash and cash equivalents at beginning of period         933             1,494
                                                    --------          --------
   Cash and cash equivalents at end of period       $  3,714          $    668
                                                    ========          ========
Supplemental cash flow information:
   Interest paid                                    $    733          $    788
   Income taxes paid, net of refunds                     713             1,155
Supplemental non-cash investing and financing
   activities:
   Conversion of convertible debentures to
     common stock                                   $    968

            See notes to consolidated condensed financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of September 28, 1996, the results of its operations for the quarters and nine months ended September 28, 1996 and September 30, 1995 and changes in its cash flows for the nine months ended September 28, 1996 and September 30, 1995. The December 31, 1995 consolidated condensed balance sheet has been derived from the Company's audited financial statements at that date. Certain amounts in the December 31, 1995 balance sheet have been reclassified to conform to the current period's presentation. These interim financial statements should be read in conjunction with the financial statements included in the Company's Transition Report on Form 10-K for the nine months ended December 31, 1995.

     The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries after elimination of all material intercompany accounts and transactions. The minority interest represents the 19.7% public ownership of Transact Technologies Incorporated ("Transact"). (See note 7).

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

     The results of operations for the quarters and nine months ended September 28, 1996 and September 30, 1995 are not necessarily indicative of the results to be expected for the full year. See note 4 for discussion of the gain on sale of subsidiary stock.

2. Primary earnings per common share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect of stock options and warrants. Fully diluted earnings per common share assume conversion of dilutive securities when the result is dilutive.

3.   Inventories:

     Components of inventory are:

                              September 28, 1996           December 31, 1995
                              ------------------           -----------------
                                           (Dollars in Thousands)
       Raw materials and
         component parts                $7,692                     $6,704
       Work-in-process                     999                      1,271
       Finished goods                    2,592                      1,622
                                       -------                     ------
                                       $11,283                     $9,597
                                       =======                     ======

4.   Other income, net:

     Non-operating income for the third quarter includes the $6,200,000 gain on the sale of subsidiary stock. Other non-operating charges for the third quarter include an additional provision for loss on disposal of real estate held for sale of $58,000 and transactional foreign exchange losses of approximately $20,000. For the nine months, other non-operating income includes the gain on the sale of subsidiary stock and a $285,000 gain on the sale of marketable securities offset by an additional provision for loss on disposal of real estate held for sale of $113,000 and transactional foreign exchange losses of approximately $100,000.

5.   Commitments and contingencies:

     The Company is involved in an environmental matter discussed in the footnotes to the financial statements included in the Company's Transition Report on Form 10-K for the nine months ended December 31, 1995. As of September 28, 1996 and to the date of this report, there has been no material development in the resolution of this matter.

6.   Issuance of Common Stock:

     Through the first nine months of 1996, the Company accepted $1,010,000 ($968,000 net carrying value) principal amount of the 10.5% Debentures for conversion into 112,210 shares of common stock. The conversion of these Debentures into common stock satisfies the Company's otherwise required sinking fund obligation of $740,000 due on December 15, 1996.

7.   Public equity offering by Transact Technologies Incorporated:

     Pursuant to a previously announced plan of reorganization, during the third quarter of 1996, the Company's Transact subsidiary completed an initial public offering of 1,322,500 shares of its common stock at a price of $8.50 per share. Transact received approximately $8,991,000 of net proceeds from the offering and used $7,500,000 to repay intercompany indebtedness to Tridex and the balance was used for Transact's working capital and general corporate purposes. Of the $7,500,000 received from Transact, Tridex used approximately $5,254,000 to repay all outstanding indebtedness to Fleet National Bank.

     The Company intends to spin-off its remaining equity interest in Transact, consisting of 5,400,000 shares of common stock, to all Tridex stockholders on an approximate one-for-one basis as a tax-free dividend (the "Distribution"). The Distribution is expected to be made in 1997 and is subject to certain conditions, including the receipt of a ruling from the Internal Revenue Service confirming the tax-free nature of the transaction.

     Also in conjunction with this plan of reorganization, the Company has agreed to indemnify Transact against certain future liabilities, including environmental liability associated with the former Magnetec facility located on Granby Street, Bloomfield, Connecticut.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Certain statements contained in this report which are not historical facts may be deemed to contain forward-looking statements with respect to events the occurrence of which involves risks and uncertainties, including, without limitation, the Company's results of operations in future periods, the Company's expectations regarding the distribution and the Company's liquidity and financial condition after such distribution.

Results of Operations
Quarter Ended September 28, 1996 Compared to Quarter Ended September 30, 1995

Consolidated net sales for the quarter ended September 28, 1996 increased $4,270,000 (26%) to $20,851,000 from $16,581,000 in the comparable quarter of the prior year. The Company's 80.3% owned subsidiary, Transact, reported a 23% increase in sales to $10,794,000 from $8,809,000, primarily as a result of increased shipments of POS and on-line lottery printers. The increase also reflects significantly greater volume of shipments of cash drawers and POS terminals and related products.

Consolidated gross profit increased $859,000 (15%) to $6,539,000 from $5,680,000 in the prior year's quarter, as a result of the higher volume of shipments of cash drawers and printers. Transact's operations contributed $599,000 to increased gross profit. The consolidated gross margin percentage was 31.4% of consolidated net sales compared to 34.3% in the prior year's quarter. The decline in gross margin percentage is attributable to the start-up of the standardized product line of cash drawers, the mix of POS terminals and related products and to the change in sales mix of printers, particularly in the POS market. The Company expects that Transact's gross profit will increase with increased net sales, while its gross margin will decrease slightly due to a growing proportion of sales of printers at lower average selling prices resulting from volume discount pricing, particularly in the POS market. However, operating income as a percentage of net sales has increased at Transact, and the Company expects that gross margin at its other operating units will improve.

Consolidated engineering, design and product development costs increased $77,000 (10%) to $882,000 from $805,000 in the prior year's quarter. The increase includes $36,000 attributable to Transact related primarily to the development of new products. Expenditures for the development of POS terminal products also increased from the prior year's quarter.

Consolidated selling, administrative and general expenses increased $340,000 (10%) to $3,649,000 from $3,309,000 in the prior year's quarter. The increase includes non-recurring costs, approximating $200,000, related to the amendment of the Company's bank credit facilities and to the anticipated distribution of shares of Transact to Tridex shareholders. Transact's selling, general and administrative expenses increased $92,000 due to operational start-up activities and to compensation related costs for additional employees. The increase also reflects expenditures to broaden the geographic sales organization for POS terminal products.

Consolidated operating income for the current quarter increased $442,000 (28%) to $2,008,000 from $1,566,000 in the prior year's quarter, primarily due to the results of increased volume of shipments of printers by Transact. Operating income from the increased sale of cash drawers was offset by the non-recurring administrative costs. Consolidated operating income as a percentage of revenue increased to 9.6% from 9.4% in the prior year's quarter and is primarily the result of the higher volume of shipments of cash drawers and printers offset in part by the impact of the mix of POS terminals and related products and of the increased selling, general and administrative expenses.

Net interest expense decreased $126,000 (37%) to $214,000 from $340,000 in the prior year's quarter. The decrease in interest expense reflects lower levels of indebtedness, particularly decreased utilization of the domestic line of credit, and to the impact of the conversion of debentures to common stock.

Non-operating income for the current quarter is the gain recognized on the sale of shares of common stock of Transact. Non-operating charges for the current quarter include an additional provision of $58,000 for real estate held for sale and approximately $20,000 transactional foreign exchange losses.

Provision for income taxes in the current quarter, exclusive of the gain on sale of subsidiary stock, reflects an estimated effective tax rate of 44%. The estimated effective tax rate was approximately 46% in the prior year's quarter.

Net income for the current quarter, exclusive of the one-time gain on the sale of subsidiary stock, was $870,000 (or $0.20 per share) as compared to $662,000 (or $0.17 per share) in the prior year's quarter. Net income including the one-time gain was $7,070,000 (or $1.67 per share, $1.51 per share on a fully diluted basis). The average number of common and common equivalent shares outstanding increased to 4,234,140 shares from 3,974,451 shares in the prior year's quarter.

Nine Months Ended September 28, 1996 Compared to Nine Months Ended September 30, 1995

Consolidated net sales for the nine months ended September 28, 1996 increased $8,770,000 (19%) to $55,794,000 from $47,024,000 in the comparable prior year's period. Transact's sales increased $6,026,000 (24%) to $31,019,000 from $24,993,000, primarily as a result of increased shipments of POS and on-line lottery printers. The increase also reflects significantly greater volume of shipments of cash drawers and, to a lesser degree, to increased shipments of POS terminals and related products.

Consolidated gross profit increased $2,425,000 (16%) to $18,077,000 from $15,652,000 in the prior year's period, primarily as a result of the higher volume of shipments of cash drawers and printers. Transact contributed $1,932,000 to the increased gross profit. The consolidated gross margin percentage was approximately 32.4% of sales compared to 33.3% in the prior year's period. The decline in gross margin percentage is attributable to the start-up costs of the standardized product line of cash drawers, to the mix of POS terminals and related products and to the change in sales mix of printers, particularly in the POS market.

Consolidated engineering, design and product development costs increased $532,000 (24%) to $2,736,000 from $2,204,000 in the prior year's period. The increase includes $431,000 attributable to Transact related primarily to the development of new products in the POS market. Expenditures for the developement of POS terminal products also increased from the prior year's quarter.

Consolidated selling, administrative and general expenses increased $302,000 (3%) to $10,103,000 from $9,801,000 in the prior year's period. The increase in selling expense results from efforts to expand the sales force for POS terminal and related products. Administrative and general expenses include non-recurring costs related to the amendment of the Company's bank credit facilities and to the anticipated distribution of shares of TransAct to Tridex shareholders. The increase also reflects operational start-up activities of Transact.

Consolidated operating profit for the current period increased $1,591,000 (44%) to $5,238,000 from $3,647,000 in the prior year's period, primarily due to increased volume of shipments of printers by Transact. Operating income from the increased sales of cash drawers was offset by the non-recurring administrative costs. Consolidated operating income as a percentage of revenue increased to 9.4% from 7.8% in the prior year's period and is primarily the result of a higher volume of shipments.

Net interest expense decreased $187,000 (19%) to $821,000 from $1,008,000 in the prior year's period. The decrease in interest expense reflects lower levels of indebtedness, particularly decreased utilization of the domestic line of credit and the impact of the conversion of debentures to common stock.

Non-operating income for the current period includes the $6,200,000 gain on the sale of subsidiary stock and $285,000 gain on the sale of marketable securities offset by approximately $100,000 transactional foreign exchange losses and an additional provision of $113,000 for real estate held for sale. Other non-operating expense in the prior year's period includes provisions of $50,000 for real estate held for sale and $60,000 for estimated clean-up costs associated with certain environmental matters, offset by transactional foreign exchange gains.

Provision for income taxes in the current period, exclusive of the gain on the sale of subsidiary stock, was based upon an estimated effective tax rate of 43% reflecting an adjustment for certain tax credits. A net tax benefit resulted in the prior year's period due to the recording of a tax credit of $770,000. Such credit reflected the final adjustment to the Company's valuation allowance to recognize federal deferred tax benefits available to be used by the Company.

Net income for the current period, exclusive of the one-time gain on the sale of subsidiary stock, was $2,473,000 (or $0.60 per share) as compared to $2,186,000 (or $0.56 per share) in the prior year's period. Net income including the gain was $8,673,000 (or $2.12 per share, $1.94 per share on a fully diluted basis). The average number of common and common equivalent shares outstanding increased to 4,084,896 shares from 3,916,273 shares in the prior year's quarter.

Liquidity and Capital Resources

The Company's working capital at September 28, 1996 was $15,350,000 compared with $7,726,000 at December 31, 1995. The current ratio was 2.2 at September 28, 1996 and 1.7 at December 31, 1995. The increase in working capital reflects the receipt of the net proceeds from the initial public offering discussed below, the repayment of bank debt, a higher level of operating activity and the conversion of $1,010,000 principal amount of debentures to 112,210 shares of common stock.

During the third quarter, the Company's Transact subsidiary completed the initial public offering of 1,322,500 shares of its common stock at a price of $8.50 per share. Transact received net proceeds of the offering of $8,991,000, of which $7,500,000 was used to repay intercompany indebtedness to Tridex. The balance was used for Transact's working capital and general corporate purposes. Of the $7,500,000 received from TransAct, the Company used approximately $5,254,000 to repay all outstanding indebtedness to Fleet National Bank.

The Company has a $2,000,000 Working Capital Facility (the "Working Capital Facility") with Fleet National Bank ("Fleet"), which provides capital for the Company. If for any reason this or comparable financing is not available to the Company, it would have an adverse effect on the Company and its ability to conduct its operations as presently conducted. The Company is required to comply with certain financial covenants, including a minimum tangible capital base, a maximum leverage ratio, a minimum interest coverage ratio, and a minimum current ratio, otherwise Fleet may withdraw its commitment. The Company was in compliance with these covenants at September 28, 1996 and expects to be in compliance with these covenants for the foreseeable future.

During the first nine months of 1996, the Company's operating cash requirements were satisfied by cash flow from operations, borrowings under its lines of credit and by the proceeds from the sale of marketable securities. At September 28, 1996, the Company had availability of $2,000,000 under the Working Capital Facility. During the first nine months of 1996, $1,010,000 principal amount of debentures were converted into 112,210 shares of common stock. The conversion satisfies the otherwise required $740,000 sinking fund payment due on December 15, 1996. During the remainder of 1996, the Company expects that its cash balances and funds generated from operations will be sufficient to satisfy its cash needs for working capital, scheduled debt retirements and capital expenditures, primarily tooling for new products.

The Company believes that funds generated from operations, its cash balances and borrowings under the Working Capital Facility, if necessary, will continue to satisfy its working capital needs, support a certain level of growth and meet scheduled debt retirements.

In June 1996, the Company filed with the Internal Revenue Service (the "IRS") an application for a ruling that the Distribution will constitute a tax free reorganization for purposes of the Internal Revenue Code of 1986, as amended (the "Code"). If the Company receives a favorable ruling from the IRS, it intends to complete the Distribution as early as practicable on 1997. However, no assurance can be given as to whether or when the IRS will issue a favorable ruling or that the Distribution will occur.

If the IRS issues a favorable ruling and certain other conditions are satisfied, the Company will proceed with the Distribution, after which the 5,400,000 shares of Transact common stock owned by the Company prior to the Distribution will be owned by the holders of Tridex common stock as of the record date for the Distribution (the "Record Date"), and Transact will no longer be a subsidiary of Tridex. If the IRS does not issue a favorable ruling, the Company may either request reconsideration, resubmit its request based on changes in facts and circumstances, if any, or abandon the Distribution. If the Company adandons the Distribution, it may either maintain ownership of Transact as a consolidated subsidiary or sell shares of Transact common stock in subsequent public offerings or private sales. Although the Company expects to effect the Distribution, it is possible that the Distribution will not occur within the time frame contemplated, or at all.

Assuming that the Distribution occurs, the Company would be comprised of its wholly-owned subsidiaries Ultimate Technology Corporation ("Ultimate") and Cash Bases GB Limited ("Cash Bases") and its Tridex Ribbons division. Assuming that the Distribution occurred as of September 28, 1996, that all 910,206 options and warrants outstanding as of that date were exercised (with a weighted average exercise price of $7.38), all $2,460,000 of the senior subordinated convertible debentures (which are convertible at $9.00 per share) and all $1,299,000 of the subordinated convertible term promissory notes (which are convertible at $12.00 per share) outstanding as of that date were converted in accordance with their respective terms, and that Transact repaid its $1.0 million subordinated note to the Company due March 1, 1998, the Company would have minimal, if any, debt and approximately $10 million in cash and cash equivalents. Also, the Company's management expects that Ultimate, Cash Bases and the Tridex Ribbons division will have total revenue of approximately $35 million for 1996 and will be profitable for the foreseeable future. However, no assurance can be given that all outstanding options and warrants will be exercised or that all the debentures and notes will be converted, and no assurance can be given regarding the future results of operations or financial condition of the Company. After the Distribution, the Company will have fewer product lines and, therefore, will be more susceptible to the adverse effects of a downturn or disruption in the demand for any single product line.

As part of its business strategy, the Company intends (i) to focus on internal growth through the development of products that broaden and extend the business of providing integrated systems and peripheral devices to the point-of-sale ("POS"), financial services and other transaction based markets and (ii) to pursue joint ventures, strategic alliances or other transactions, including transactions to complement its existing products and markets, acquire new product lines or enter new markets. Implementation of this strategy may require substantial capital expenditures. There can be no assurance that the Company will be able to successfully implement its strategy, or that the Company can successfully manage any new operations.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form  8-K

         a.  Exhibits

             Exhibit 10.1 Plan of Reorganization dated as of June 24, 1996 among Tridex Corporation ("Tridex"), Magnetec Corporation ("Magnetec"), Transact Technologies Incorporated ("Transact") and Ithaca Peripherals Incorporated ("Ithaca").

             Exhibit 10.2 Amendment to Plan of Reorganization dated as of August 30, 1996 among Tridex, Magnetec, Transact and Ithaca.

             Exhibit 10.3 Agreement and Plan of Merger dated as of July 16, 1996 between Magnetec and Ithaca.

             Exhibit 10.4 Asset Transfer Agreement dated as of July 31, 1996 between Magnetec and Trident.

             Exhibit 10.5 Manufacturing Support Services Agreement dated as of September 28, 1996 between Magnetec and Trident.

             Exhibit 10.6 Corporate Services Agreement dated as of July 30, 1996 between Tridex and Transact.

             Exhibit 10.7 Printer Supply Agreement dated as of July 31, 1996 between Magnetec and Ultimate Technology Corporation.

             Exhibit 10.8 Tax Sharing Agreement dated as of July 31, 1996 between Tridex and Transact.

             Exhibit 10.9 Amendment No. 2, dated as of August 30, 1996 to Amended and Restated Credit Agreement, dated as of December 14, 1995, among Tridex Corporation, Ithaca Peripherals Incorporated, Ultimate Technology Corporation, Magnetec Corporation, Cash Bases Incorporated and Fleet National Bank.

             Exhibit 11    Computation of Per Share Earnings

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


                              TRIDEX CORPORATION

                              (Registrant)


November 11, 1996             /s/Seth M. Lukash
                              -----------------
                              Seth M. Lukash
                              Chairman of the Board, President, Chief Executive
                              Officer, and Chief Operating Officer
                              (Principal Executive Officer)


November 11, 1996             /s/George T. Crandall
                              ---------------------
                              George T. Crandall
                              Vice President and Treasurer
                              (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit 10.1 Plan of Reorganization dated as of June 24, 1996 among Tridex Corporation ("Tridex"), Magnetec Corporation ("Magnetec"), Transact Technologies Incorporated ("Transact") and Ithaca Peripherals Incorporated ("Ithaca").

Exhibit 10.2 Amendment to Plan of Reorganization dated as of August 30, 1996 among Tridex, Magnetec, Transact and Ithaca.

Exhibit 10.3 Agreement and Plan of Merger dated as of July 16, 1996 between Magnetec and Ithaca.

Exhibit 10.4     Asset Transfer Agreement dated as of July 31,
                 1996 between Magnetec and Tridex.

Exhibit 10.5 Manufacturing Support Services Agreement dated as of September 28, 1996 between Magnetec and Tridex.

Exhibit 10.6 Corporate Services Agreement dated as of June 24, 1996 between Tridex and Transact.

Exhibit 10.7     Printer Supply Agreement dated as of July 30,
                 1996 between Magnetec and Ultimate Technology
                 Corporation.

Exhibit 10.8 Tax Sharing Agreement dated as of July 31, 1996 between Tridex and Transact.

Exhibit 10.9 Amendment No. 2, dated as of August 30, 1996 to Amended and Restated Credit Agreement, dated as of December 14, 1995, among Tridex Corporation, Ithaca Peripherals Incorporated, Ultimate Technology Corporation, Magnetec Corporation, Cash Bases Incorporated and Fleet National Bank.

Exhibit 11       Computation of Per Share Earnings

Exhibit 27       Financial Data Schedule