Form 10-K
period 1996-12-31
TRIDEX CORP
filed 1997-03-31
CIK 47254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                    -----------------------------------------
                                    FORM 10-K
                    -----------------------------------------

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended: December 31, 1996

                                       or

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

      For the transition period from ___________________ to _______________.

                    -----------------------------------------
                         Commission File Number: 1-5513
                    -----------------------------------------

                               TRIDEX CORPORATION
             (Exact name of registrant as specified in its charter)

               Connecticut                           06-0682273
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

                                 61 Wilton Road
                               Westport, CT 06880
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (203) 226-1144

           Securities registered pursuant to Section 12 (b)of the Act:

    Title of each class                Name of each exchange on which registered
--------------------------------       -----------------------------------------
 Common Stock, Without Par Value                       NASDAQ

Securities registered pursuant to Section 12 (g) of the Act:    None

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. [_]

As of March 14, 1997 the aggregate market value of the registrant's issued and outstanding voting stock held by non-affiliates of the registrant was $72,500,000.

As of March 14, 1997 the registrant had outstanding 5,373,310 shares of common stock, without par value.

                        Exhibit Index appears on page 33

PART I

ITEM 1. BUSINESS

General

Tridex Corporation ("Tridex" or the "Company"), through its wholly-owned subsidiaries Ultimate Technology Corporation ("Ultimate") and Cash Bases GB Limited ("Cash Bases") and its Tridex Ribbons Division, is primarily engaged in the design, development, manufacture, integration and sale of custom-designed terminal devices, customer displays, keyboards, cash drawers and other peripheral devices used in a variety of transactions at the retail point-of-sale ("POS") and ribbon cartridges for specialty dot matrix printers. See Note 2 to the Company's 1996 Consolidated Financial Statements for a discussion of discontinued operations. All amounts within this report, unless otherwise indicated, exclude any results of discontinued operations.

(A)    General Development of Business since December 31, 1996

       As of the date of this report, Tridex owns 5,400,000 shares, or approximately 80.3%, of the outstanding common stock of TransAct Technologies Incorporated ("TransAct"). Tridex has announced that on March 31, 1997 it intends to distribute those shares pro rata to persons who were Tridex stockholders of record on March 14, 1997.

       In November 1995, the Board of Directors of Tridex approved a plan to combine the business operations of two wholly-owned subsidiaries, Magnetec Corporation ("Magnetec") and Ithaca Peripherals Incorporated ("Ithaca"), under unified management. TransAct was incorporated in Delaware on June 17, 1996 as a wholly-owned subsidiary of Tridex. Following the incorporation, Tridex, TransAct, Magnetec and Ithaca entered into a Plan of Reorganization, pursuant to which: (i) Ithaca merged into Magnetec; (ii) TransAct transferred to Tridex certain assets of Magnetec used in the Tridex Ribbons Division; (iii) TransAct issued 5,400,000 shares of its common stock to Tridex in exchange for all the outstanding shares of Magnetec; (iv) TransAct sold in an initial public offering 1,322,500 shares, or approximately 19.7%, of its outstanding common stock; (v) TransAct repaid $8,500,000 of intercompany indebtedness to Tridex; (vi) Tridex applied to the Internal Revenue Service (the "IRS") for a ruling that the pro rata distribution of the 5,400,000 shares of TransAct owned by Tridex to Tridex stockholders (the "Distribution") would constitute a tax-free reorganization for federal income tax purposes; and (vii) Tridex agreed to effect the Distribution promptly after receipt of a favorable ruling from the IRS and the satisfaction of certain other conditions.

       Net proceeds from the TransAct's initial public offering were approximately $9 million after payment of approximately $2.3 million of offering expenses. TransAct repaid Tridex $7.5 million of the $8.5 million of intercompany indebtedness in August 1996 and, in February 1997, repaid the balance, plus interest at the rate charged by Tridex's bank under its revolving credit agreement (8.25% at December 31, 1996).

       On February 12, 1997, Tridex received a favorable ruling from the IRS confirming the tax-free nature of the Distribution and announced that it would effect the Distribution on March 31, 1997. The financial information included in this report consists of, or is derived from, historical financial statements which have been restated to reflect the fact that, upon completion of the Distribution, Tridex will no longer own any of the capital stock of TransAct. See Note 2 to the Company's Consolidated Financial Statement.

(B)    Financial Information about Industry Segments

       Tridex operates in one industry segment, the design, development, manufacture, integration and sale of terminal devices, cash drawers, customer displays, keyboards, and other peripheral devices, and ribbon cartridges for specialty dot matrix printers.

(C)    Narrative Description of Business

       (i)    Principal Products and Services

              Tridex designs, manufactures and sells customer displays, keyboards, terminal devices and custom cash drawers for POS applications. Tridex manufactures and markets POS customer displays, keyboards and terminal devices for use in Twinax, Unix/Aix and PC-based POS applications. Tridex's terminals and other peripheral products are sold to system integrators, original equipment manufacturers and directly to end users by a direct sales force located in New York, New Hampshire, Illinois, Texas, the United Kingdom, Germany, France, and Spain. The Company's cash drawers, constructed of metal, are high quality, custom products, for use with POS terminals primarily in supermarkets, specialty stores and convenience stores. Cash drawers are fabricated in the United Kingdom and are sold primarily in Western Europe through a direct sales force. Sales by major product line, exclusive of discontinued operations, were:

                                             Year Ended                  Nine Months Ended     Year Ended
                              ----------------------------------------   ----------------------------------
                              December 31, 1996      December 31, 1995   December 31, 1995    April 1, 1995
                              -----------------      -----------------   -----------------    -------------
              POS Related           58%                   58%                   60%                 53%
              Cash Drawers          40                    39                    37                  44
              Other                  2                     3                     3                   3
                              -----------------      -----------------   -----------------    -------------
                                   100%                  100%                  100%                100%
                              =================      =================   =================    =============

       (ii)   Sources and Availability of Raw Materials

              The principal raw materials used in the manufacture of custom keyboards and customer displays are injection molded plastic parts, formed metal parts and electronic subassemblies, all of which are readily available from a number of sources. The assembly of POS terminals combines the keyboard and customer display manufactured by the Company with a printer, monitor, cash drawer and other peripheral devices purchased from various suppliers, all of which are readily available from a number of sources. The principal raw materials used in the manufacture of cash drawers are sheet metal, molded plastic parts, fabricated drawer slides, locking mechanisms, wiring harnesses and electronic subassemblies, which are available from several sources.

       (iii)  Patents

              The Company regards certain hardware designs and software incorporated into its products as proprietary and attempts to protect them with a combination of copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and similar means. It may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or otherwise obtain and use, to the Company's detriment, information that the Company regards as proprietary. Moreover, the laws of some foreign countries do not afford the same protection to the Company's proprietary rights as do United States laws. There can be no assurance that legal protections relied upon by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop products that are substantially equivalent or superior to the Company's. In addition, some of the intellectual property used by Ultimate is not proprietary. No assurance can be given that such intellectual property will not be used by Ultimate's competitors.

       (iv)   Seasonality and Practices Relating to Working Capital Items

              Sales of the Company's products are not subject to material seasonal variations. As a result, the Company has not historically been required to maintain significant inventories of raw materials or finished goods in order to fill customer orders.

       (v)    Certain Customers

              Sales to Lowes Companies, Inc. accounted for approximately 13% of net sales for the year ended December 31, 1996. Sales to Advance Stores Company Inc. ("Advance Auto") accounted for approximately 12% of net sales for the nine months ended December 31, 1995.

       (vi)   Backlog

              The Company's backlog of firm orders was approximately $4,600,000 as of March 14, 1997, approximately $3,100,000 as of February 24, 1996 and approximately $5,200,000 as of May 27, 1995. Tridex expects to fill all of its backlog within the current fiscal year.

       (vii)  Competition

              Competition is intense in all of the Company's markets. Many of the Company's current and potential competitors are large multi-national enterprises with extensive experience and resources in designing, manufacturing and marketing a wide range of peripheral devices and systems. Ultimate competes with other POS manufacturers and system integrators, including NCR and IBM, as well as distributors of terminals, keyboards and customer pole displays. Cash Bases competes with other manufacturers of cash drawers, primarily in Europe.

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

       (viii) Research and Development Activities

              The Company spent approximately $1,040,000 in 1996, $777,000 during the nine months ended December 31, 1995, and $651,000 in fiscal year 1995, on engineering, design and product development efforts in connection with specialized engineering and design to introduce a number of new products and to customize products for the Company's customers.

       (ix)   Environment

              Allu Realty Trust ("Allu"), a Massachusetts business trust with transferable shares, all of which are owned by Tridex, is the former owner of land improved with a manufacturing-warehouse building located at 100 Foley Street, Somerville, Massachusetts (the "Site"). Although Allu has sold the property to 100 Foley Street Incorporated ("Foley"), an unrelated entity, Allu and Tridex remain responsible for certain environmental problems associated with the Site.

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

              In January 1993, the Company entered into an agreement with Foley pursuant to which Tridex and Foley agreed to pay 75% and 25%, respectively, of the costs incurred after January 1, 1992 in connection with the investigation and remediation of the Site (the "Site Participation Agreement"). The Site Participation Agreement also provides that, to the extent there are available proceeds from the sale of the Site or, if not sold, from the operation of the Site after January 1, 1997, Tridex shall be reimbursed for all or a portion of the $260,000 it expended in connection with the Site prior to January 1, 1992. Under the terms of an Escrow Agreement entered into by Tridex and Foley simultaneously with the Site Participation Agreement (the "Escrow Agreement"), Tridex and Foley each placed $125,000 in escrow to fund the payment of their obligations under the Site Participation Agreement. Under the terms of the Escrow Agreement, Tridex has provided $85,000 and is obligated to provide an additional $15,000 in escrow at the request of the Escrow Agent and thereafter the amount of any additional funds required by the Escrow Agent shall be contributed 75% by Tridex and 25% by Foley. As of December 31, 1996, approximately $1,000 was being held in escrow, all of which was contributed by Foley.

              As of December 31, 1996, the Company had spent approximately $664,000 in connection with the Site. Of this amount, approximately $494,000 relates to investigation and remediation costs incurred at the Site. Although it is difficult to distinguish between amounts spent for investigation and remediation, the Company estimates that approximately $394,000 has been spent in connection with investigation and approximately $100,000 has been spent in connection with remediation of the Site. The Company estimates that it will spend approximately $100,000 to $300,000 in connection with the Site during 1997, including expenditures from the escrow account.

              Based upon preliminary estimates provided by a consulting environmental engineer and based upon the likely future uses of the property, as of December 31, 1996, the Company had accrued $322,000 for the Site, which represents the currently estimated minimum cost of remediation, after considering the cost sharing arrangement discussed above. Accordingly, although no assurances can be given regarding the materiality of the total costs which may be incurred, the Company does not believe at this time that the remediation of the Site is reasonably likely to have a material effect on the Company's financial condition, results of operations or liquidity. The implementation of clean-up measures has commenced, and may be completed in 1997, in which case the entire amount of remediation costs to be borne by the Company would be incurred and paid in 1997. The precise scope and timing of remediation is dependent upon a proposed sale of the property, which is subject to negotiations to which the Company is not a party. The Company expects that, as in the past, funds being held in escrow, cash from operations and the Company's credit facilities will be sufficient to pay the costs of remediation without a material effect on the Company's operations.

              The Company has also been notified by an adjacent property owner, Cooper Industries ("Cooper"), that certain petroleum products that may have migrated from the Site have been detected in a monitoring well located on Cooper's property. The Company and Foley are investigating possible oil contamination along the border between the Site and the property owned by Cooper.

       (x)    Employees

              As of March 14, 1997, Tridex and its subsidiaries employed approximately 273 persons, of which 265 were full time and 6 were temporary employees.

(D)    Financial Information About Foreign and Domestic Operations and Export
       Sales

       Prior to fiscal 1995, the Company had no foreign operations and export sales were minimal. Primarily as a result of the acquisition of Cash Bases in June 1994, the Company had approximately $14,713,000 of sales which originated outside the United States during the twelve months ended December 31, 1996 and approximately $8,486,000 during the nine months ended December 31, 1995. For the amounts of revenue, operating profit or loss and identifiable assets by geographic area, see Note 13 to the Consolidated Financial Statements included in this report. In addition, the Company had export sales from the United States of approximately $130,000 in 1996, $100,000 for the nine months ended December 31, 1995, and $731,000 in fiscal 1995, the majority of which was to Canada.

(E)    Directors and Executive Officers of the Registrant

       (i)    Directors of the Registrant

                 Director Name        Principal Occupation         Employer Name             Principal Business of Employer
                 -------------        --------------------         -------------             ------------------------------
                 Seth M. Lukash       Chairman of the Board,       Tridex Corporation        Manufacturer of computer
                                      President, Chief                                       peripheral equipment for POS
                                      Executive Officer and                                  applications.
                                      Chief Operating Officer

                 Paul J. Dunphy       Management Consultant        Self-employed             Management consulting

                 C. Alan Peyser       President                    Country Long Distance     Communications Service

                 Thomas R. Schwarz    Retired                      None                      Personal Investments

                 Graham Y. Tanaka     President                    Tanaka Capital            Investment advising
                                                                   Management, Inc.

       (ii)   Executive Officers of the Registrant

                 Name                     Age     Position
                 ----                     ---     --------

                 Seth M. Lukash           50      Chairman of the Board of
                                                  Directors, President, Chief
                                                  Executive Officer, Chief
                                                  Operating Officer and Director

                 George T. Crandall       50      Vice President, Treasurer,
                                                  Controller and Secretary

                 Dennis J. Lewis          42      President, Ultimate Technology
                                                  Corporation, a wholly-owned
                                                  subsidiary of the Company

                 Hugh T. Burnett          57      Managing Director, Cash Bases
                                                  GB Limited, a wholly-owned
                                                  subsidiary of the Company

                 Bart C. Shuldman         39      President, TransAct
                                                  Technologies Incorporated, an
                                                  80.3% owned subsidiary of the
                                                  Company (through March 31,
                                                  1997)

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

ITEM 2. PROPERTIES

The Company's operations are currently conducted at the six facilities described below:

                                                                            Owned or
Location                 Operations Conducted        Size - Approx. Sq. Ft.  Leased    Lease Expiration Date
--------                 --------------------        ---------------------- --------   ---------------------
Westport, Connecticut    Principal executive offices           5,000         Leased       July 31, 2001

Victor, New York         Manufacturing facility               57,000         Leased       January 31, 2002

Newhaven, England        Manufacturing facility               28,000         Leased       March 25, 2000

Bloomfield, Connecticut  Non-operating facility held          23,000         Owned        N/A
                         for sale

Wallingford, Connecticut Manufacturing facility               44,000         Leased       March 31, 2005

Ithaca, New York         Manufacturing facility               36,000         Leased       November 21, 2002

The Company believes that its facilities generally are in good condition, adequately maintained and suitable for their present and currently contemplated uses. The Wallingford and Ithaca facilities, which are in TransAct operations exclusively, will cease to be Company facilities upon completion of the Distribution. See Item 1(A).

ITEM 3. LEGAL PROCEEDINGS

See Item 1(C)(ix) "Environment" set forth above and Note 9(b) of the Notes to Consolidated Financial Statements included in this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the year covered by this report.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS

The Company's common stock is traded on the NASDAQ National Market System under the symbol "TRDX." Prior to August 9, 1995, the Company's common stock was traded on the American Stock Exchange. As of March 14, 1997 there were 1,296 holders of record of the common stock. The high and low sales prices of the common stock reported during the years ended December 31, 1996, and December 31, 1995, by quarter, were as follows:

                                                 Year Ended
                          ------------------------------------------------------
                             December 31, 1996               December 31, 1995
                             -----------------               -----------------
                            High            Low            High             Low
                            ----            ---            ----             ---

January - March           7 15/16          6 1/4           7 1/2           5 5/8
April - June              12 3/16          7 1/8           6 7/8           5 1/2
July - September           12 1/4          8 1/2          10 1/4           6 1/4
October - December         14 1/8         10 3/4             9             6 3/4

No dividends on the common stock have been declared in more than five years. The Company does not anticipate declaring dividends in the foreseeable future. The Company's credit agreement with Fleet National Bank prohibits the payment of cash dividends for the term of the agreement.

ITEM 6. SELECTED FINANCIAL DATA

                                       Year Ended             Nine Months Ended               Fiscal Year Ended
                                  --------------------      --------------------      ---------------------------------
                                  December    December      December    December       April        April        April
                                  31, 1996    31, 1995      31, 1995    31, 1994      1, 1995      2, 1994      3, 1993
                                  -------      -------      -------      -------      -------      -------      ------
                                                                                         (A)                       (B)
                                                        (Dollars in thousands, except per share amounts)
Statement of Operations:
     Net sales from
       continuing operations
                                  $37,053      $30,756      $22,872      $16,115      $23,999      $12,516      $3,195
                                  =======      =======      =======      =======      =======      =======      ======
     Income (loss) from
     continuing operations
                                  $ 5,991      $(1,118)     $(1,913)     $  (408)     $   382      $   520      $ (264)
                                  =======      =======      =======      =======      =======      =======      ======
     Income (loss) from
     continuing operations
     per common and common
       equivalent share           $  1.44      $ (0.28)     $ (0.52)     $ (0.11)     $  0.10      $  0.14      $(0.09)
                                  =======      =======      =======      =======      =======      =======      ======
     Cash dividends per
       common share                  None         None         None         None         None         None        None
                                  =======      =======      =======      =======      =======      =======      ======

(A) Includes the results of operations of Cash Bases GB Limited since June 20, 1994.
(B) Includes the results of operations of Ultimate Technology Corporation since January 20, 1993.

                                                           As of
                         ----------------------------------------------------------------------
                         December     December     December     April       April       April
                         31, 1996     31, 1995     31, 1994     1, 1995     2, 1994     3, 1993
                         --------     --------     --------     -------     -------     -------
Balance Sheet Data:
     Total assets        $38,653      $31,647      $18,663      $21,181     $10,545     $8,611
                         =======      =======      =======      =======     =======     ======

     Long term debt      $   809      $ 8,324      $ 6,892      $ 6,185     $ 5,307     $7,298
                         =======      =======      =======      =======     =======     ======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Certain statements included in this report, including, but not limited to, statements in this Management's Discussion and Analysis of the Results of Operations and Financial Condition, which are not historical facts may be deemed to contain forward looking statements with respect to events the occurrence which involves risks and uncertainties, including, but not limited to, the Company's expectations regarding net sales, gross profit, operating income and financial condition.

(A)    Results of Operations

       As described in Note 2 of the Notes to Consolidated Financial Statements included Item 8 of this report, and in "Business - General Development of Business Since December 31, 1996" in Item 1(A), the Company intends to distribute on March 31, 1997 all of the 5,400,000 shares of common stock of TransAct which it owns, pro rata to the holders of record of the Company's common stock on March 14, 1997. After the Distribution, TransAct will no longer be a consolidated subsidiary of the Company. The Selected Financial Data are derived from the Company's Consolidated Financial Statements, which have been restated from historical financial statements to present the results of operations of TransAct as discontinued operations. The Consolidated Financial Statements may not necessarily reflect what the results of operations or the financial position of the Company would have been if TransAct had been a separate entity during the periods presented. The discussion and analysis set forth below is based upon continuing operations only.

       (i)    Year ended December 31, 1996 compared to year ended December 31,
              1995

              Consolidated net sales for the year ended December 31, 1996 increased $6,297,000 (20%) to $37,053,000 from $30,756,000 for the prior year. Sales of POS terminal systems and related products into the POS market accounted for approximately $3,500,000 of the increase. The balance of the increase is attributable to increased shipments of custom cash drawers.

              Consolidated gross profit increased $1,525,000 (18%) to $10,014,000 from $8,489,000 in the prior year, primarily due to the increase in the volume of shipments of both POS terminal systems and custom cash drawers. The gross margin declined slightly to 27.0% from 27.6% in the prior year due to the sales mix of POS terminal systems and to start-up costs of a standardized product line of cash drawers. However, cash drawer manufacturing operations implemented significant productivity improvements to correct production inefficiencies experienced in the prior year.

              Consolidated engineering, design and product development costs increased $48,000 (5%) to $1,040,000 from $992,000 in the prior year. The increase reflects the ongoing cost of developing new products and enhancing existing products.

              Consolidated selling, administrative and general expenses decreased $525,000 (6%) to $7,805,000 from $8,330,000 in the prior year. Such expenses in the prior year included $680,000 for the settlement of certain litigation, $339,000 for establishing an unfunded pension arrangement and other non-recurring charges totaling approximately $246,000. During 1995, the Company also recorded a $125,000 provision for restructuring to cover the costs associated with the reduction of levels of employment at Cash Bases and the discontinuance of certain products. Current year expenses include a provision of $320,000 to amend the unfunded pension arrangement established in the prior year.

              Operating income for the current period was $1,169,000 compared to an operating loss of $958,000 in the prior year. The increase in operating profit reflects increased volume of shipments of POS terminal systems and custom cash drawers and the correction of production inefficiencies experienced in the prior year. Operating profit as a percentage of revenue was 3.2% in 1996 compared to an operating loss of 3.1% in the prior year.

              Net interest expense decreased $464,000 (35%) to $879,000 from $1,343,000 in the prior year. The decrease in interest expense was due primarily to lower levels of indebtedness under the working capital facility, repayment of bank debt and the conversion of debentures to common stock.

              Non-operating income includes the non-taxable gain of $6,200,000 on the sale of subsidiary stock. Other non-operating expense,
              (net) for the current period includes a provision of $163,000 for loss on the anticipated disposal of unused real estate held for sale, and $79,000 for net realized transactional foreign exchange losses. The prior year includes a provision of $135,000 for environmental matters, net realized gains on foreign exchange of $94,000 and an additional provision of $92,000 for loss on the anticipated disposal of real estate held for sale.

              The provision for taxes for 1996 is $232,000. The effective tax rate for 1996 was 4% compared to a benefit of 54% in 1995. The 1996 provision was benefited by a $6,200,000 non-taxable gain recognized upon the sale of subsidiary stock. The remaining provision is related to state income taxes and non-deductible amortization of goodwill.

              Income from continuing operations for the current period was $5,991,000 (or $1.44 per share). Exclusive of the one-time gain on the sale of subsidiary stock, the loss from continuing operations was $209,000 (or $.05 per share) compared to a loss of $1,118,000 (or $.28 per share) in the prior year. Discontinued operations reflect the equity in the income of TransAct. Spin-off related expenses consist of professional services and other costs related to the spin-off of TransAct.

              Net income for the current period was $8,848,000 (or $2.13 per share, $1.98 on a fully diluted basis) as compared to net income of $214,000 (or $.05 per share) in the prior year's period. The average number of common and common equivalent shares outstanding during 1996 was 4,154,000. The average number of common and common equivalent shares outstanding during 1995 was 3,930,000 shares.

       (ii) Nine months ended December 31, 1995 compared to nine months ended December 31, 1994

              Consolidated net sales for the nine months ended December 31, 1995 increased $6,757,000 (42%) to $22,872,000 from $16,115,000 in the comparable period of the prior year. The increase is due to greater volume of shipments of POS terminals, customer displays and other peripherals and to the sales of custom cash drawers by Cash Bases, which was acquired on June 20, 1994 and included in only six and one third months of the nine months ended December 31, 1994.

              Consolidated gross profit increased $1,253,000 (26%) to $6,029,000 from $4,776,000 in the prior year's period, primarily due to the greater volume of shipments of POS terminals and to the effect of the Cash Bases acquisition. Gross profit in the current period was adversely impacted by the production inefficiencies experienced at Cash Bases. Consolidated gross margin decreased to 26.4% from 29.6% in the prior year's period. The decrease in gross margin reflects a change in sales mix of products and the production inefficiencies.

              Consolidated engineering, design and product development costs increased $341,000 (78%) to $777,000 from $436,000 in the prior year's period. The increase is primarily the result of the inclusion of such costs for Cash Bases, as well as the cost of developing new products and enhancing existing products, particularly for the POS market.

              Consolidated selling, administrative and general expenses increased $2,580,000 (65%) to $6,541,000 from $3,961,000 in the prior year's period. The increase in selling expenses is primarily the result of the inclusion of such costs for Cash Bases and the increased staff to support a greater selling effort, in both the United States and the European markets. The increase in general and administrative expenses is primarily the result of the inclusion of such costs for Cash Bases and certain non-recurring charges. Such non-recurring charges include a provision for damages of $680,000 awarded in a lawsuit with a former landlord, the cost of establishing an unfunded pension arrangement of $339,000, and other non-recurring charges totaling approximately $246,000.

              During the quarter ended December 31, 1995, the Company recorded a provision for restructuring of $125,000 to cover reductions of levels of employment at Cash Bases and the discontinuance of certain products. A substantial portion of the provision relates to employee severance costs.

              Operating loss for the nine months ended December 31, 1995 was $1,414,000 compared to operating profit of $379,000 in the prior year's period, primarily as a result of the non-recurring charges discussed above and unfavorable results at Cash Bases. Operating profit was adversely impacted by production inefficiencies, increased operating costs at Cash Bases, and temporary softness in the European cash drawer market. Operating income as a percentage of revenue was 2.4% in the prior year's period.

              Net interest expense increased $176,000 (20%) to $1,035,000 from $859,000 in the prior year's period. The increase in interest expense was due primarily to additional borrowings under working capital facilities and to the indebtedness incurred to acquire Cash Bases.

              Other non-operating expense, (net) includes a provision of $75,000 for environmental matters, $42,000 for loss on the anticipated disposal of real estate held for sale, and $29,000 for net realized transactional foreign exchange gains. The prior year's period includes realized gains on foreign exchange of $15,000, offset by an additional provision of $120,000 for loss on the anticipated disposal of real estate held for sale.

              The provision for taxes for the nine-month period ended December 31, 1995 was a credit of $631,000. The effective rate is 24.8%. The provision amount is low relative to the pre-tax loss due to minimum state income taxes and non-deductible amortization of goodwill. The effective tax rate in the prior period was 28.8 %.

              The loss from continuing operations for the 1995 period was $1,913,000 (or $.52 per share) compared with a loss of $408,000 (or $.11 per share) in the 1994 period. Discontinued operations reflects the equity in the income of TransAct.

              Net loss for the 1995 period was $997,000 (or $0.27 per share) as compared to net income of $1,475,000 (or $0.38 per share) in the 1994 period. The average number of common shares outstanding during the nine months ended December 31, 1995 was 3,722,000. Common equivalent shares are not considered in net loss per share calculations as the incremental shares are non-dilutive. The average number of common and common equivalent shares outstanding during the 1994 period was 3,860,000 shares.

       (iii)  Liquidity and Capital Resources

              The Company's working capital at December 31, 1996 was $3,300,000 compared with $1,136,000 at December 31, 1995. The current ratio was 1.3 : 1 at December 31, 1996 compared with 1.1 : 1 at December 31, 1995. The increase in working capital and current ratio reflects the repayment of intercompany debt from TransAct, the repayment of bank debt by the Company, a higher level of operating activity and the conversion of $1,010,000 principal amount of debentures into 112,210 shares of common stock.

              During the third quarter, the Company's TransAct subsidiary completed the initial public offering of 1,322,500 shares of its common stock at a price of $8.50 per share. TransAct received net proceeds from the offering of $8,991,000, and used $7,500,000 to repay intercompany indebtedness to Tridex. The balance was used for TransAct's working capital and general corporate purposes. Of the $7,500,000 received from TransAct, the Company used approximately $5,254,000 to repay all outstanding indebtedness to Fleet National Bank.

              The Company has a $2,000,000 Working Capital Facility (the "Working Capital Facility") with Fleet National Bank ("Fleet"). Under this facility, the Company is required to comply with certain financial covenants, including a minimum tangible net worth, a maximum leverage ratio, a minimum interest coverage ratio, and a minimum current ratio, or Fleet may withdraw its commitment. The Company was in compliance with these covenants at December 31, 1996 and expects to be in compliance with these covenants for the foreseeable future.

              During 1996, the Company's cash requirements were satisfied by cash flow from operations, borrowings under its lines of credit and by the repayment of intercompany indebtedness from TransAct. At December 31, 1996, the Company had availability of $2,000,000 under the Working Capital Facility. During 1996, $1,010,000 principal amount of debentures were converted into 112,210 shares of common stock. The conversion satisfied a $740,000 sinking fund payment due on December 15, 1996.

              In June 1996, the Company filed with the IRS an application for a ruling that the pro-rata Distribution of the 5,400,000 shares of TransAct common stock owned by the Company would constitute a tax free reorganization for purposes of the Internal Revenue Code of 1986, as amended (the "Code"). On February 12, 1997, the Company received a favorable ruling from the IRS confirming the tax-free nature of the Distribution and announced that it will effect the Distribution on March 31, 1997 to Tridex stockholders of record on March 14, 1997. At March 14, 1997, the Company had outstanding 5,373,310 shares of common stock. Therefore, the ratio for the Distribution is 1.005 shares of TransAct common stock for each share of Tridex. Tridex will distribute cash in lieu of fractional shares. After the Distribution, the 5,400,000 shares of TransAct common stock owned by the Company prior to the Distribution will be owned by the holders of Tridex common stock, Tridex and TransAct will be separate publicly traded companies.

              In connection with the Distribution, the Board of Directors accelerated the vesting of outstanding options, including options under the Plan, and issued notices of redemption of convertible debentures.

              During the period January 1, 1997 through March 14, 1997, the Company issued common stock as follows: (a) 599,300 shares to optionees under the Plan upon payment of $4,185,000 exercise price, (b) 260,632 shares to holders of warrants upon payment of $2,211,000 exercise price, (c) 273,318 shares to holder of 10.5% Debentures upon conversion of $2,460,000 principal amount of debentures, (d) 104,127 shares to holders of 8% Notes upon conversion of $1,250,000 aggregate principal amount, and (e) 100,000 shares to certain officers of Ultimate in accordance with the Stock Incentive Compensation Agreement.

              In connection with the exercise of options under the Plan, the Company offered loans to all employees whose total exercise price of options under the Plan exceeded $50,000. The loans, which total $893,000, are full recourse loans due in May 1998, bear interest at the rate of 6.08% and are secured by pledges of the shares acquired by the employees through the exercise of Plan options.

              Certain items on the Company's Consolidated Balance Sheet at December 31, 1996 would, on a pro forma basis giving effect to these exercises and conversions, change as follows: cash and cash equivalents would increase from $3,354,000 to $8,857,000; current portion of long term debt would decrease from $3,997,000 to $362,000; and shareholders' equity would increase from $26,015,000 to $37,638,000.

              After giving effect to the Distribution, the Company consists of its wholly-owned subsidiaries Ultimate Technology Corporation ("Ultimate") and Cash Bases GB Limited ("Cash Bases") and its Tridex Ribbons Division. The Company's management expects that Ultimate, Cash Bases and the Tridex Ribbons Division will have net sales in 1997 greater than 1996 levels and will be profitable for the foreseeable future. However, the Company will have fewer product lines and, therefore, will be more susceptible to the adverse effects of a downturn or disruption in the demand for any single product line.

              As part of its business strategy, the Company intends (i) to focus on internal growth through the development of products that broaden and extend the business of providing integrated systems and peripheral devices to the POS, financial services and other transaction based markets and (ii) to pursue joint ventures, strategic alliances or other transactions, including transactions to complement its existing products and markets, acquire new product lines or enter new markets. Implementation of this strategy may require substantial capital expenditures. There can be no assurance that the Company will be able to successfully implement its strategy, or that the Company can successfully manage any new operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           Page
                                                                          Number
       Report of Independent Accountants                                    13

       Tridex Corporation and Subsidiaries consolidated financial statements:

              Consolidated balance sheets as of December 31, 1996
              and December 31, 1995.                                        14

              Consolidated statements of operations for the years           16
              ended December 31, 1996 and December 31, 1995
              (unaudited), the nine months ended December 31, 1995 and December 31, 1994 (unaudited), and the year ended April 1, 1995.

              Consolidated statements of shareholders' equity for           17
              the year ended December 31, 1996 and the nine months ended December 31, 1995.

              Consolidated statements of cash flows for the years           18
              ended December 31, 1996 and December 31, 1995
              (unaudited), the nine months ended December 31, 1995 and December 31, 1994 (unaudited), and the year ended April 1, 1995.

              Notes to consolidated financial statements.                   19

       Financial Statement Schedules - All schedules are omitted since the required information is either (a) not present or not present in amounts sufficient to require submission of the schedule or (b) included in the financial statements or notes thereto.

                        Report of Independent Accountants


To the Board of Directors and Shareholders of Tridex Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Tridex Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for the year ended December 31, 1996, the nine months ended December 31, 1995 and the year ended April 1, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
Hartford, Connecticut

February 13, 1997,
except as to Note 15
which is as of March 14, 1997

                       TRIDEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                             (Dollars in thousands)

                                          December 31, 1996    December 31, 1995
                                          -----------------    -----------------
Current Assets:
   Cash and cash equivalents                   $ 3,354              $   933
   Receivables (Note 4)                          5,681                4,160
   Inventories (Note 5)                          5,609                3,244
   Deferred tax assets (Note 11)                   140                  271
   Other current assets                            345                  289
                                          -----------------    -----------------
     Total current assets                       15,129                8,897
                                          -----------------    -----------------
Plant and equipment:
   Machinery, furniture and equipment            5,608                3,794
   Leasehold improvements                          308                  282
                                          -----------------    -----------------
                                                 5,916                4,076
   Less accumulated depreciation                (2,381)              (1,921)
                                          -----------------    -----------------
                                                 3,535                2,155

Excess of cost over fair value of net
assets acquired                                  6,493                7,190

Other assets                                     1,923                1,703

Investment in net assets of discontinued
TransAct operations (Note 2)                    11,573               11,702
                                          -----------------    -----------------
                                               $38,653              $31,647
                                          =================    =================

                 See notes to consolidated financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                             (Dollars in thousands)

                                                   December 31, 1996    December 31, 1995
                                                   -----------------    -----------------
Current liabilities:
   Bank loans payable (Note 7)                            $740                 $396
   Current portion of long term debt (Note 7)            3,997                2,411
   Accounts payable                                      3,859                1,805
   Accrued liabilities (Note 6)                          3,018                3,085
   Income taxes payable                                    215                   64
                                                   -----------------    -----------------
     Total current liabilities                          11,829                7,761
                                                   -----------------    -----------------
Long term debt, less current portion (Note 7)              809                8,324
                                                   -----------------    -----------------
Commitments and contingencies (Note 9)

Shareholders' equity (Notes 1 and 10):
   Preferred stock, $1 par value; authorized
     2,000,000 shares; issued none
   Common stock, no par value, stated value
     $.25; authorized 10,000,000 shares; issued
     4,160,431 and 3,900,807 shares                      1,043                  978
   Additional paid-in capital                           23,361               21,939
   Retained earnings (accumulated deficit)               2,239               (6,609)

   Cumulative valuation adjustments                        245                   82

   Common stock held in treasury, at cost,
     124,498 and 119,996 shares                           (873)                (828)
                                                   -----------------    -----------------
                                                         26,015               15,562
                                                    -----------------    -----------------
                                                        $38,653              $31,647
                                                   =================    =================

                 See notes to consolidated financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Dollars in thousands)

                                                         ----------------------       -----------------------      ----------
                                                                Year Ended               Nine Months Ended         Year Ended
                                                         ----------------------       -----------------------      ----------
                                                         December      December       December       December        April
                                                         31, 1996      31, 1995       31, 1995       31, 1994       1, 1995
                                                         --------      --------       --------       --------       -------
                                                                      (unaudited)                  (unaudited)
Net sales                                                 $37,053       $30,756        $22,872        $16,115        $23,999
                                                         --------      --------       --------       --------       -------
Operating costs and expenses:
   Cost of sales                                           27,039        22,267         16,843         11,339         16,763
   Engineering, design and product
     development costs                                      1,040           992            777            436            651
   Selling, administrative and general expenses             7,805         8,330          6,541          3,961          5,750
   Provision for restructuring (Note14)                      --             125            125
                                                         --------      --------       --------       --------       -------
                                                           35,884        31,714         24,286         15,736         23,164
                                                         --------      --------       --------       --------       -------
Operating income (loss)                                     1,169          (958)        (1,414)           379            835

Other charges (income):
   Gain on sale of subsidiary stock (Note 2)               (6,200)
   Interest expense, net                                      879         1,343          1,035            859          1,168
   Other, net                                                 267           156             95             93            154
                                                         --------      --------       --------       --------       -------
                                                           (5,054)        1,499          1,130            952          1,322
                                                         --------      --------       --------       --------       -------
Income (loss) from continuing operations
before  income taxes                                        6,223        (2,457)        (2,544)          (573)          (487)

Provision (benefit) for income taxes                          232        (1,339)          (631)          (165)          (869)
                                                         --------      --------       --------       --------       -------
Income (loss) from continuing operations                    5,991        (1,118)        (1,913)          (408)           382

Discontinued operations (Note 2):
   Equity in subsidiary's income from
     discontinued operations                                3,109         1,332            916          1,883          2,304
   Spin-off related expenses, net of
      taxes of $68                                            252
                                                         --------      --------       --------       --------       -------
Net income (loss)                                         $ 8,848       $   214        $  (997)       $ 1,475        $ 2,686
                                                         ========      ========       ========       ========       =======
Earnings (loss) per common and common
   equivalent share:
   Primary:
     Income (loss) from continuing operations             $  1.43       $ (0.28)       $ (0.52)       $ (0.11)       $  0.10
     Income from discontinued operations                     0.70          0.33           0.25           0.49           0.59
                                                         --------      --------       --------       --------       -------
                                                          $  2.13         $0.05        $ (0.27)       $  0.38          $0.69
                                                         ========      ========       ========       ========       =======
   Fully diluted:
     Income from continuing operations                    $  1.35
     Income from discontinued operations                     0.63
                                                         --------
                                                          $  1.98
                                                         ========
Weighted average common and common
   equivalent shares outstanding:
     Primary                                            4,154,000     3,930,000      3,722,000      3,860,000      3,868,000
                                                        =========     =========      =========      =========      ========
     Fully diluted                                      4,648,000
                                                        =========

                 See notes to consolidated financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                             (Dollars in thousands)

                                                            Common stock
                                     Common stock         held in treasury    Additional               Cumulative
                                  -------------------     ----------------     paid-in    Accumulated   Valuation
                                  Shares       Amount     Shares    Amount     capital      deficit    Adjustments
                                  ------       ------     ------    ------     -------      -------    -----------
Balance, April 1, 1995          3,789,682     $  950     109,996     $738     $ 21,853      $(5,612)     $ 124

Exercise of warrants and
   stock options                  111,125         28                                86

Purchase of treasury stock                                10,000       90

Translation adjustment                                                                                     (99)
Appreciation of marketable
   securities held for sale                                                                                 57
Net loss                                                                                       (997)
                                ---------     ------     -------     ----     --------      -------      -----

Balance, December 31, 1995      3,900,807        978     119,996      828        21,939      (6,609)        82

Exercise of warrants and
   stock options                  147,414         37                               482

Purchase of treasury stock                                 4,502       45

Conversion of debentures          112,210         28                               940

Translation adjustment                                                                                     163

Net income                                                                                    8,848
                                ---------     ------     -------     ----     --------      -------      -----

Balance, December 31, 1996      4,160,431     $1,043     124,498     $873     $ 23,361      $ 2,239      $ 245
                                =========     ======     =======     ====     ========      =======      =====

                       TRIDEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                                  Year Ended              Nine Months Ended       Year Ended
                                                           -----------------------      --------------------      ----------
                                                           December       December      December     December        April
                                                           31, 1996       31, 1995      31, 1995     31, 1994       1, 1995
                                                           --------       --------      ---------    --------       -------
                                                                        (unaudited)               (unaudited)
Cash flows from operating activities:
   Net income (loss)                                       $   8,848      $     214     $    (997)   $   1,475    $   2,686
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Equity in (used in) subsidiary's income from
           discontinued operations                            (3,109)        (1,332)         (916)      (1,883)      (2,304)
         Gain on sale of subsidiary stock                     (6,200)
         Depreciation and amortization                         1,721          1,658         1,265          957        1,350
         Deferred income taxes                                   720           (688)          (80)                     (608)
         Loss (gain) on disposal of assets                      (153)             8             6          104          106
         Changes in operating assets and liabilities:
           Receivables                                        (1,210)          (854)        1,592        1,697         (749)
           Inventory                                          (2,250)          (652)         (590)        (524)        (586)
           Other current assets                                  (29)          (125)           54           42         (137)
           Other assets                                         (129)           (64)          (28)         (38)         (74)
           Accounts payable, accrued liabilities and
              income taxes payable                             1,878            937           143         (228)         566
           Other                                                                 36                                      36
                                                           ---------      ---------     ---------    ---------    ---------
              Net cash provided by (used in) operating
                activities                                        87           (862)          449         1602          286
                                                           ---------      ---------     ---------    ---------    ---------
Cash flows from investing activities:
   Purchases of plant and equipment                           (2,011)          (964)         (439)        (757)      (1,282)
   Proceeds from sale of assets                                  333              7             3           (7)          (2)
   Acquired net assets and acquisition costs, net of cash                       (68)                    (5,508)      (5,576)
   Other                                                                         81            31          (64)         (15)
                                                           ---------      ---------     ---------    ---------    ---------
              Net cash used in investing activities           (1,678)          (944)         (405)      (6,336)      (6,875)
                                                           ---------      ---------     ---------    ---------    ---------
Cash flows from financing activities:
   Net change in borrowings under line of credit                 285           (343)       (1,993)         750        2,400
   Net proceeds from issuance of long term debt                  997          5,782         5,676        3,500        3,606
   Principal payments on long term borrowings                 (6,096)        (4,357)       (3,573)        (882)      (1,666)
   Proceeds from exercise of stock options and warrants          474             25            24           47           48
   Proceeds from repayment of TransAct debt                    7,500
   Net transactions with TransAct prior to IPO                 1,087            278           551        2,131        1,863
   Other                                                        (291)          (140)         (134)         644          638
                                                           ---------      ---------     ---------    ---------    ---------
              Net cash provided by financing activities        3,956          1,245           551        6,190        6,889
                                                           ---------      ---------     ---------    ---------    ---------

Effect of exchange rate changes on cash                           56                           (9)          (1)           8
                                                           ---------      ---------     ---------    ---------    ---------

Increase (decrease) in cash and cash equivalents               2,421           (561)          586        1,455          308
Cash and cash equivalents at beginning of year                   933          1,494           347           39           39
                                                           ---------      ---------     ---------    ---------    ---------
Cash and cash equivalents at end of year                   $   3,354      $     933     $     933    $   1,494    $     347
                                                           =========      =========     =========    =========    =========
Supplemental cash flow information:
   Interest paid                                           $     899      $     788     $     621    $     851    $   1,018
   Income taxes paid                                           1,226          1,155           498          435        1,092

Supplemental non-cash investing and financing activities:
     Conversion of convertible debentures to common stock  $   1,010

                 See notes to consolidated financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Business and summary of significant accounting policies:

       Business: Tridex Corporation (the "Company"), through its wholly-owned subsidiaries Ultimate Technology Corporation ("Ultimate") and Cash Bases GB Limited ("Cash Bases"), and its Tridex Ribbons Division, operates in one industry segment, computer peripheral equipment. Operations in this segment include the design, development, manufacture and sale of terminal devices, customer displays, keyboards and cash drawers for point-of-sale ("POS") applications and ribbon cartridges for specialty dot matrix printers.

       Principles of consolidation: The accompanying consolidated financial statements include the accounts of the Company after elimination of all material intercompany accounts and transactions. See Note 2 for treatment of discontinued operations. Prior years have been restated to reflect discontinued operations.

       Change in fiscal year end: In December 1995, the Company changed its fiscal year to end on December 31, effective December 31, 1995. Previously, the Company's fiscal year ended on the Saturday closest to March 31.

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

       Excess of cost over fair value of net assets acquired: The excess of cost over fair value of net assets acquired (goodwill) resulted from the acquisitions of Cash Bases in fiscal year 1995 and Ultimate in fiscal year 1993. The amount applicable to these acquisitions totaled $6,493,000 at December 31, 1996, and is being amortized on the straight line method between ten and twenty years. Accumulated amortization of the excess of cost over fair value of net assets acquired was $2,469,000 and $1,772,000 at December 31, 1996 and December 31, 1995, respectively. The Company periodically reviews goodwill to assess recoverability based upon expectations of non-discounted cash flows from operations for each subsidiary having a material goodwill balance. The Company believes that no material impairment of goodwill exists at December 31, 1996 or December 31, 1995.

       Other assets: Included in other assets at December 31, 1996 are deferred tax assets of $460,000 (see Note 11) and real estate held for sale in the amount of $196,000. At December 31, 1995, such amounts were $1,049,000 and $196,000, respectively. Also included in other assets are bond issue costs (see Note 7) which are being amortized over the term of the bond. Accumulated amortization of other assets was $361,000, and $285,000 at December 31, 1996, and December 31, 1995, respectively.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Business and summary of significant accounting policies: (continued)

       Revenue recognition: Sales are recognized when the product is shipped. Sales to Lowe's Companies, Inc. accounted for approximately 13% of net sales for the year ended December 31, 1996. Sales to Advance Stores Company Inc. ("Advance Auto") accounted for approximately 12% of net sales for the nine months ended December 31, 1995.

       Income taxes: Income tax expense is based on estimated taxes payable or refundable on a tax return basis for the current year and changes in the amount of deferred tax assets and liabilities during the year. Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement purposes. The Company accounts for income taxes in accordance with FAS 109 "Accounting for Income Taxes," which mandates the liability method for computing deferred income taxes. The objective of the liability method is to recognize the amount of current and deferred taxes payable or refundable at the financial statement date resulting from all events that have been recognized in the financial statement based upon the provisions of enacted tax laws. See Note 11 for a further discussion.

       Earnings (loss) per share: Primary earnings (loss) per common and common equivalent share are based on the weighted average number of common shares outstanding during the period, including stock options and warrants when the result is dilutive. Fully diluted earnings per common share assumes conversion of dilutive securities, when the result is dilutive.

2.     Discontinued Operations:

       During 1996, the Company implemented a Plan to spin-off its printer group, which was formed in December 1995 by combining the operations of its subsidiaries, Magnetec Corporation ("Magnetec") and Ithaca Peripherals Incorporated ("Ithaca"). In April 1996, the Company announced that it had engaged an investment banking firm to pursue an underwritten public offering of up to 20% of the printer group. In June 1996, the Company incorporated TransAct Technologies Incorporated ("TransAct") as a wholly-owned subsidiary of Tridex. Following the incorporation, Tridex, TransAct, Magnetec and Ithaca entered into a Plan of Reorganization (the "Plan of Reorganization"), pursuant to which: (i) Ithaca merged into Magnetec; (ii) TransAct transferred to Tridex certain assets of Magnetec used in manufacturing operations of the Tridex Ribbons Division; (iii) TransAct issued 5,400,000 shares of its common stock to Tridex in exchange for all the outstanding shares of Magnetec; (iv) TransAct sold in an initial public offering 1,322,500 shares or approximately 19.7% of its common stock; (v) TransAct repaid $8,500,000 of intercompany indebtedness to Tridex; (vi) Tridex applied to the Internal Revenue Service (the "IRS") for a ruling that the pro rata distribution to Tridex stockholders of the 5,400,000 shares of TransAct owned by Tridex (the "Distribution") would constitute a tax-free reorganization for federal income tax purposes; and (vii) Tridex agreed to effect the Distribution promptly after receipt of a favorable ruling from the IRS and the satisfaction of certain other conditions. TransAct received approximately $8,991,000 of net proceeds from its initial public offering and used $7,500,000 to repay intercompany indebtedness to Tridex. The balance was used for TransAct's working capital and general corporate purposes. Of the $7,500,000 received from TransAct, Tridex used approximately $5,254,000 to repay all outstanding indebtedness to Fleet National Bank. TransAct paid the remaining $1,000,000 of intercompany indebtedness on February 14, 1997, together with interest at the rate of 8.25 percent.

       On February 12, 1997, the Company received a favorable ruling from the IRS confirming the tax-free nature of the Distribution and announced that it will effect the Distribution on March 31, 1997 to Tridex stockholders of record on March 14, 1997. After the Distribution, Tridex and TransAct will be separate publicly traded companies. The Consolidated Financial Statements have been restated from historical financial statements to present the results of operations of TransAct as discontinued operations. Such results are summarized below.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     Discontinued Operations: (continued)

                              Year Ended      Nine Months Ended      Year Ended
                           -----------------  -----------------    -------------
                           December 31, 1996  December 31, 1995    April 1, 1995
                           -----------------  -----------------    -------------
                                           (Dollars in thousands)

       Net sales                $42,134            $25,497            $33,362
       Operating income           5,233              1,579              3,705
       Net income                 3,340                916              2,304
       Earnings per share       $  0.57            $  0.17            $  0.43

3.     Business combinations:

       On June 20, 1994 the Company completed the acquisition of Cash Bases, of Newhaven, England. The acquisition has been accounted for using the purchase method of accounting. The acquired company's assets and liabilities have been recorded in the Company's financial statements at their estimated fair values at the acquisition date. The Consolidated Statements of Operations include the results of operations of the acquired company from the acquisition date. On a pro forma (unaudited) basis, if the acquisition had occurred at the beginning of fiscal 1995, fiscal 1995 data would have been: Net sales $26,624,000; Operating income $1,042,000; Net income $2,749,000; and earnings per common and common equivalent shares $0.70. The fair value of assets acquired, excluding cash acquired, was $3,881,000 and goodwill was $3,978,000. The acquisition was financed by debt incurred of $4,800,000, the assumption of liabilities of $2,351,000, the issuance of warrants of $644,000 and the use of $64,000 in cash.

4.     Receivables:

       Receivables are net of the allowance for doubtful accounts. The reconciliation of the allowance for doubtful accounts is as follows:

                                                        Year Ended       Nine Months Ended      Year Ended
                                                     -----------------   -----------------    -------------
                                                     December 31, 1996   December 31, 1995    April 1, 1995
                                                     -----------------   -----------------    -------------
                                                                      (Dollars in thousands)
       Balance at beginning of year                        $ 116               $ 113             $ 130
          Provision for doubtful accounts                     24                   5                25
          Accounts written off, net of recoveries            (22)                 (2)              (42)
                                                     -----------------   -----------------    -------------
       Balance at end of year                              $ 118               $ 116             $ 113
                                                     =================   =================    =============

5.     Inventories:

       The components of inventories are:

                                           December 31, 1996   December 31, 1995
                                           -----------------   -----------------
                                                    (Dollars in thousands)

       Raw materials and component parts        $2,051              $1,663
       Work-in-process                             359                 477
       Finished goods                            3,199               1,104
                                           -----------------   -----------------
                                                $5,609              $3,244
                                           =================   =================

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     Accrued liabilities:

       The components of accrued liabilities are:

                                                       December 31, 1996   December 31, 1995
                                                       -----------------   -----------------
                                                              (Dollars in thousands)
       Payroll, fringe benefits and commissions             $  822              $  773
       Unfunded pension obligation                             577                 318
       Interest and taxes other than income taxes              241                 150
       Customer advances, deferred revenue and warranty         57                  37
       Environmental matters                                   322                 347
       Professional services and insurance                     220                 181
       Restructuring                                                               326
       Litigation                                                                  776
       Other                                                   779                 177
                                                       -----------------   -----------------
                                                            $3,018              $3,085
                                                       =================   =================

7.     Bank credit agreement and long term debt:

       On August 30, 1996, the Company and Fleet National Bank ("Fleet"), entered into an amended agreement (the "Fleet Credit Agreement") which provides the Company with a $2,000,000 working capital revolving credit facility. The working capital facility expires on June 30, 1998, bears interest payable monthly at a rate equal to Fleet's prime rate (8.25% at December 31, 1996), and bears a non-utilization fee of .25% of the unused facility. Under the prior agreement, Fleet provided the Company with a $5,500,000 term loan (included in the accompanying table as "Term Loan Payable") which was repaid in full during 1996. The Fleet Credit Agreement is secured by a first priority security interest in certain assets, imposes certain covenants (including a minimum tangible net worth, a maximum leverage ratio, a minimum interest coverage ratio and a minimum current ratio) and restricts the amount available for payment in cash dividends and capital stock distributions.

       During 1996, Fleet waived compliance with certain covenants of the prior agreement for the period ended December 31, 1995, and amended the Working Capital Facility to reduce the minimum tangible net worth requirement for the quarter ended March 30, 1996. As of December 31, 1996, the Company was in full compliance with all covenants of the Fleet Credit Agreement and expects to be in full compliance with all covenants during 1997.

       The components of long term debt are:

                                                   December 31, 1996    December 31, 1995
                                                   -----------------    -----------------
                                                            (Dollars in thousands)
       Term loan payable                                                     $ 5,500
       10.5% Senior Subordinated Convertible
         Debentures due 1997, net of discount of $6
         and $16                                        $ 2,454                3,454
       8% Subordinated Convertible Term Promissory
         Notes due 1997, net of discount of $76 and       1,174                1,414
       Other                                              1,178                  367
                                                   -----------------    -----------------
                                                          4,806               10,735
       Current portion                                    3,997                2,411
                                                   -----------------    -----------------
                                                        $   809              $ 8,324
                                                   =================    =================

       The 10.5% Senior Subordinated Convertible Debentures due 1997 (the "10.5% Debentures") were issued in 1993 in conjunction with the acquisition of Ultimate. Interest is payable quarterly on March 15, June 15, September 15 and December 15. The 10.5% Debentures are convertible into Tridex common stock at $9.00 per share. As of December 31, 1996, the Company had reserved 273,318 shares of common stock pursuant to the conversion feature. The indenture restricts the amount available for the payment of cash

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Bank credit agreement and long term debt: (continued)

     dividends and capital stock distributions. In conjunction with the issuance of the 10.5% Debentures, the Company issued to each debenture holder detachable warrants (the "Warrants") to purchase common stock of Tridex at a rate of 10 shares per $1,000 principal amount of debentures. The Warrants are exercisable for a period of five years at $9.25 per share. As of December 31, 1996, the Company had reserved 42,500 shares of common stock for the exercise of the Warrants. The estimated fair market value of the Warrants has been recorded as a discount to the principal amount of the outstanding debentures and is being amortized over the term of the debt. Costs incurred in connection with the issuance of the 10.5% Debentures of approximately $448,000 are recorded in other assets and are being amortized over the term of the debentures.

     The 8% Subordinated Convertible Term Promissory Notes (the "8% Notes") were issued in conjunction with the acquisition of Ultimate from its former shareholders. The 8% Notes are payable in quarterly installments over five years and are convertible into Tridex common stock at $12.00 per share. As of December 31, 1996, the Company had reserved 104,127 shares of common stock pursuant to this conversion feature. The discount on the 8% Notes represents imputed interest at a rate of approximately 18%. The discount, recorded as a reduction of the purchase price of Ultimate, is being amortized over the life of the notes using the interest rate method. During 1996, certain holders of 8% Notes requested that quarterly principal payments be suspended indefinitely. At December 31, 1996, such suspended principal payments aggregated $450,000. Holders may require payment of any suspended payments upon five days notice.

     Cash Bases has an agreement with Barclay's Bank that provides line of credit, term loan and equipment financing facilities. At December 31, 1996, (pounds) 432,000 (approximately $740,000) was outstanding under the line of credit facility with availability of (pounds) 68,000 (approximately $116,000). Other long term debt consists of the term notes payable and equipment financing obligations of Cash Bases. The equipment financing obligations are collateralized by the underlying equipment.

     Maturities of long term debt, including sinking fund requirements and scheduled retirement of the 10.5% Debentures and 8% Notes are as follows:
     $4,079,000 in 1997, $282,000 in 1998, $204,000 in 1999, $177,000 in 2000,
     and $146,000 in 2001. See Note 15 for discussion of debt conversions. Interest expense is stated net of interest income of $92,000 in 1996, $14,000 in the nine months ended December 31, 1995, and $33,000 in fiscal 1995.

8.   Pension plan:

     Effective December 31, 1995, the Company established a non-qualified unfunded pension arrangement for Alvin Lukash, a significant shareholder and former corporate officer and director. The pension arrangement, which replaced a prior consulting services agreement, requires the Company to pay an annual benefit of $100,000, payable monthly, through the earlier of March 31, 2000 or the death of Mr. Lukash. Effective December 31, 1996, the arrangement was amended to provide the annual benefit through the death of Mr. Lukash. The unfunded accumulated benefit obligation at December 31, 1996 of $577,000 is included in Accrued Liabilities in the accompanying balance sheet. The Company recorded the actuarial present value of the benefits calculated at a 7.2% discount rate. The Company recorded pension expense of $358,000 in 1996, of which $320,000 was related to the 1996 amendment and was recorded in the quarter ended December 31, 1996.

9.     Commitments and contingencies:

       (a)    Lease obligations:

              At December 31, 1996, the Company was lessee on long term operating leases for equipment and real property. The terms of certain leases provide for escalating rent payments in later years of the lease as well as payment of minimum rent and real estate taxes. Rent expense amounted to approximately $555,000 in 1996, $329,000 in the nine months ended December 31, 1995, and $381,000 in fiscal 1995. Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1996 are as follows: $567,000 in 1997, $567,000 in 1998; $543,000 in 1999;
              $443,000 in 2000; $334,000 in 2001 and $16,000 thereafter.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     Commitments and contingencies: (continued)

       (b)    Environmental matters:

              The Company is involved in one significant environmental matter:
              Allu Realty Trust ("Allu"), a Massachusetts business trust with transferable shares, all of which are owned by Tridex, is the former owner of land improved with a manufacturing-warehouse building located at 100 Foley Street, Somerville, Massachusetts (the "Site"). Although Allu has sold the property to 100 Foley Street Incorporated ("Foley"), an unrelated entity, Allu and Tridex remain responsible for certain environmental problems associated with the Site.

              During July 1984, Allu and Tridex disclosed to the Massachusetts Department of the Attorney General the existence of chromium, oil and grease at the Site. As a result, the Environmental Protection Division of the Department of the Attorney General and the Massachusetts Department of Environmental Protection ("MDEP") conducted an investigation of the Site. At MDEP's request, the Company retained an environmental engineering firm, which completed a Phase II investigation study of the Site. The Company has conducted further studies to characterize and assess the Site more specifically and to determine appropriate long term clean-up measures. In January 1993, the Company entered into an agreement with Foley pursuant to which Tridex and Foley agreed to pay 75% and 25%, respectively, of the costs incurred after January 1, 1992 in connection with the investigation and remediation of the Site (the "Site Participation Agreement"). The Site Participation Agreement also provides that, to the extent there are available proceeds from the sale of the Site or, if not sold, from the operation of the Site after January 1, 1997, Tridex shall be reimbursed for all or a portion of the $260,000 it expended in connection with the Site prior to January 1, 1992. Under the terms of an Escrow Agreement entered into by Tridex and Foley simultaneously with the Site Participation Agreement (the "Escrow Agreement"), Tridex and Foley each placed $125,000 in escrow to fund the payment of their obligations under the Site Participation Agreement. Under the terms of the Escrow Agreement, Tridex must place an additional $100,000 in escrow at the request of the Escrow Agent and thereafter the amount of any additional funds required by the Escrow Agent shall be contributed 75% by Tridex and 25% by Foley. Approximately $1,000 is being held in escrow as of December 31, 1996, all of which was contributed by Foley.

              As of December 31, 1996, the Company had spent approximately $664,000 in connection with the Site. Of this amount, approximately $494,000 relates to investigation and remediation costs incurred at the Site. Although it is difficult to distinguish between amounts spent for investigation and remediation, the Company estimates that approximately $394,000 has been spent in connection with investigation and approximately $100,000 has been spent in connection with remediation of the Site. The Company estimates that approximately $100,000 to $300,000 will be spent in connection with the Site during 1997, including expenditures from the escrow account. Based upon preliminary estimates provided by a consulting environmental engineer and based upon the likely future uses of the property, as of December 31, 1996, the Company had accrued $322,000 for the Site, which represents currently estimated minimum cost of remediation, after considering the cost sharing arrangement discussed above. Accordingly, although no assurances can be given regarding the materiality of the total costs which may be incurred, the Company does not believe at this time that the remediation of the Site is reasonably likely to have a material effect on the Company's financial condition, results of operations or liquidity. The implementation of clean-up measures has commenced, and may be completed in 1997, in which case the entire amount of remediation costs to be borne by the Company would be incurred and paid in 1997. The precise scope and timing of remediation is dependent upon a proposed sale of the property, which is subject to negotiations to which the Company is not a party. The Company expects that, as in the past, funds being held in escrow, cash from operations and the Company's credit facilities will be sufficient to pay the costs of remediation without a material effect on the Company's operations.

              The Company has also been notified by an adjacent property owner, Cooper Industries ("Cooper"), that certain petroleum products that may have migrated from the Site have been detected in a monitoring well located on Cooper's property. The Company and Foley are investigating possible oil contamination along the border between the Site and the property owned by Cooper.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Stock options and warrants:

       1989 Long Term Incentive Plan

       The 1989 Long Term Incentive Plan (the "Plan") permits stock-based incentive compensation in the form of: (a) stock options, (b) stock appreciation rights, (c) restricted stock, (d) deferred stock, (e) stock purchase rights and (f) other stock-based compensation. Pursuant to the Plan, up to 1,250,000 shares of common stock may be distributed to officers, key employees and non-employee directors of the Company. Options granted are at prices equal to 100% of the fair market value of the common stock at the date of grant. No charge against income was required with respect to options. Options granted are exercisable at the discretion of the Stock Option Committee, but in no event shall the period be for more than ten years. Ninety days after an employee's termination, the outstanding options are canceled. At December 31, 1996 the Company had reserved 932,506 shares of common stock for issuance upon the exercise of options granted under the Plan. The following table summarizes the activity of the Plan for the year ended December 31, 1996, for the nine months ended December 31, 1995 and for the year ended April 1, 1995.

                                                             Year Ended             Nine Months Ended             Year Ended
                                                      ----------------------     -----------------------      ----------------------
                                                         December 31, 1996          December 31, 1995            April 1, 1995
                                                      ----------------------     -----------------------      ----------------------
                                                                    Weighted                    Weighted                    Weighted
                                                                     Average                     Average                     Average
                                                                    Exercise                    Exercise                    Exercise
                                                      Shares         Price        Shares         Price        Shares         Price
                                                     --------       --------     --------       --------      -------       --------
       Outstanding at beginning of period             669,530        $6.33        612,465        $5.44        513,855        $5.00

            Granted                                    99,000         8.08        211,800         6.40        127,150         7.05
            Exercised                                 (96,964)        2.99       (111,125)        1.12        (14,440)        1.21
            Canceled                                  (42,206)        6.24        (43,610)        7.44        (14,100)        8.30
                                                     --------                    --------                     -------

       Outstanding at end of period                   629,360         7.13        669,530         6.33        612,465         5.44
                                                     ========                    ========                     =======

       Options exercisable at end of period           236,412         6.68        213,870         5.02        255,295         3.43
                                                     ========                    ========                     =======
       Weighted average fair value of options
         granted during the period:
            Equal to market price                    $   5.70                    $   4.07
                                                     ========                    ========
            Exceeding market price                   $   5.74                    $   2.68
                                                     ========                    ========

       The following summarized additional information about stock options outstanding at December 31, 1996:

                                                   Options Outstanding                      Options Exercisable
                                  ------------------------------------------------------------------------------------
                                      Number            Weighted-                           Number
                                  Outstanding at         Average         Weighted-      Exercisable at    Weighted-
                                   December 31,         Remaining         Average        December 31,      Average
       Range of Exercise Prices        1996          Contractual Life  Exercise Price        1996       Exercise Price
       ------------------------   --------------     ----------------  --------------   --------------  --------------
          $  0.75  -   $ 5.00         39,790               4.23           $ 1.34             38,690        $ 1.25
             5.01  -     7.50        343,840               7.57             6.52             89,520          6.34
             7.51  -    10.00        228,730               5.48             8.75            107,002          8.88
            10.01  -    11.75         17,000               7.40            11.19              1,200         10.75
                                  --------------                                        --------------
                                     629,360                                                236,412
                                  ==============                                        ==============

       Had compensation expense been recognized based on the fair value of the options at their grant dates, as prescribed in Financial Accounting Standard No. 123, the Company's net income (loss) and earnings per share would have been:

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Stock options and warrants: (continued)

                                            Year Ended        Nine Months Ended
                                        -----------------     -----------------
                                        December 31, 1996     December 31, 1995
                                        -----------------     -----------------
                                                 (Dollars in thousands)
       Net income (loss):
         As reported                         $ 8,848              $   (997)
         Pro forma under FAS 123               8,673                (1,103)

       Pro forma earnings per share:
         As reported                         $  2.13              $  (0.27)
         Pro forma under FAS 123                2.09                 (0.30)

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grants made during the year ended December 31, 1996 and the nine months ended December 31, 1995: dividend yield of 0% for both periods; risk-free interest rates ranging from 5.04% to 5.07% for options granted during the year ended December 31, 1996 and 5.24% to 5.91% for options granted during the nine months ended December 31, 1995; expected volatility factors ranging from 57.0% to 57.6% for the year ended December 31, 1996 and 42.9% to 45.0% for the nine months ended December 31, 1995; and an expected option term ranging from five to ten years for both periods.

       Warrants:

       As of December 31, 1996, the Company had outstanding stock purchase warrants for an aggregate of 233,382 shares of common stock. Stock purchase warrants for 117,550 shares expiring five years from date of grant are held by directors of the Company and for 115,832 shares expiring December 31, 1997 originally issued to the purchasers of the 10.5% debentures and the placement agent for the debentures. The following table summarizes the activity of outstanding warrants for the year ended December 31, 1996, for the nine months ended December 31, 1995 and for the year ended April 1, 1995.

                                                        Year Ended             Nine Months Ended             Year Ended
                                                -----------------------     -----------------------      ----------------------
                                                    December 31, 1996          December 31, 1995            April 1, 1995
                                                -----------------------     -----------------------      ----------------------
                                                               Weighted                    Weighted                    Weighted
                                                                Average                     Average                     Average
                                                               Exercise                    Exercise                    Exercise
                                                  Shares         Price        Shares         Price        Shares         Price
                                                 --------      --------     --------       --------      -------       --------
         Outstanding at beginning of period       283,832       $ 7.64       283,832        $ 7.64        318,832       $ 6.90

              Exercised                           (50,450)        4.54             0                      (35,000)         .88
                                                ----------     --------     --------       --------      ---------     --------

         Outstanding at end of period             233,382         8.31       283,832          7.64        283,832         7.64
                                                ----------     --------     --------       --------      ---------     --------

         Warrants exercisable at end of period    209,582         8.43       236,932          7.72        236,932         7.72
                                                ----------     --------     --------       --------      ---------     --------

       The following summarized additional information about warrants outstanding at December 31, 1996:

                                          Warrants Outstanding
                           -----------------------------------------------------
                           Number Outstanding at      Weighted-Average Remaining
       Exercise Prices       December 31, 1996             Contractual Life
       ---------------     ---------------------      --------------------------
            $5.25                   22,500                       0.29
            $7.25                   65,050                       4.33
            $9.25                  145,832                       1.00
                           ---------------------
                                   233,382
                           =====================

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Income taxes:

       The sources of profit (loss) before income taxes are as follows:

                               Year Ended        Nine Months Ended         Year Ended
                           -----------------     -----------------       -------------
                           December 31, 1996     December 31, 1995       April 1, 1995
                           -----------------     -----------------       -------------
                                               (Dollars in thousands)
         United States        $  5,462               $ (1,991)             $ (1,714)
         Foreign                   761                   (553)                1,227
                           -----------------     -----------------       -------------
                              $  6,223               $ (2,544)             $   (487)
                           =================     =================       =============

       The components of the income tax provision (benefit) are as follows:

                               Year Ended        Nine Months Ended         Year Ended
                           -----------------     -----------------       -------------
                           December 31, 1996     December 31, 1995       April 1, 1995
                           -----------------     -----------------       -------------
                                               (Dollars in thousands)
         Current:
            Federal           $   (685)              $   (426)             $  (748)
            State                   94                     54                   57
            Foreign                103                   (141)                 430
                           -----------------     -----------------       -------------
                              $   (488)                  (513)                (261)
                           -----------------     -----------------       -------------
         Deferred:
            Federal                553                    (97)                (554)
            State                  (16)                    (9)                  (9)
            Foreign                183                    (12)                 (45)
                           -----------------     -----------------       -------------
                                   720                   (118)                (608)
                           -----------------     -----------------       -------------
         Provision
          (benefit) for
          income taxes     $       232               $   (631)             $  (869)
                           =================     =================       =============

       Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company's gross deferred tax assets and liabilities were comprised of the following:

                                                       December 31, 1996   December 31, 1995
                                                       -----------------   -----------------
                                                               (Dollars in thousands)
       Gross deferred tax assets:
       Current non-deductible liabilities and reserves      $  869              $1,026
       Net operating loss carryforwards                        609                 582
       Federal business and foreign  tax credit
         carryforwards                                         415                 615
       Federal minimum tax credit carryforwards                 88                 211
       Depreciation                                                                 57
                                                       -----------------   -----------------
                                                            $1,981              $2,491
                                                       =================   =================
       Gross deferred tax liabilities:
       Depreciation                                         $  254
                                                       =================

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Income taxes: (continued)

       At December 31, 1996 and December 31, 1995, valuation allowances of $1,127,000 and $1,171,000, respectively, have been recorded which relate primarily to state net operating loss and federal foreign tax credit carryforwards, and certain state deferred tax deductions for which a tax benefit will not likely be realized. The net change since December 31, 1995 in the valuation allowance for deferred tax assets was a decrease of $44,000 related primarily to a decrease in deferred state tax benefits.

       At December 31, 1996, the Company had $7,906,000 of state net operating loss carryforwards that expire principally in 1996 through 2000. Foreign tax credit carryforwards which are available to offset future federal income taxes total $384,000 and principally expire in 1997 through 2002. The Company has a federal minimum tax credit carryforward of approximately $88,000 which will be available to reduce federal tax in future years.

       Differences between the U.S. statutory federal income tax rate and the company's effective income tax rate are analyzed below:

                                            Year Ended   Nine Months Ended  Year Ended
                                           ------------  -----------------  -----------
                                           December 31,    December 31,      April 1,
                                               1996            1995            1995
                                           ------------  -----------------  -----------
       Federal statutory tax rate              34.0%          (34.0%)          (34.0%)
       Nondeductible purchase
          accounting                            3.8             7.0             45.1
       State income taxes, net of
         federal income taxes                   .07             1.0              5.9
       Gain on sale of subsidiary stock       (33.9)
       Valuation allowance                     (0.7)           --             (231.5)
       Federal benefit of acquired loss
         carryforwards used to reduce
         goodwill                              --              --                6.9
       Effect of foreign operations             0.4             2.0             26.1
       Other                                    .03            (0.8)             3.1
                                           ------------  -----------------  -----------
       Effective tax rate                       3.7%          (24.8%)         (178.4%)
                                           ============  =================  ===========

12.    Disclosure about Fair Value of Financial Instruments:

       The carrying amount of cash, trade accounts receivable, other current assets, trade accounts payable, and accrued expenses approximate fair value because of the short maturity of those instruments. The carrying amount of borrowings under the Barclay's agreement approximates their fair value. The fair value of the Company's debt is estimated based on the quoted market prices of the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair values of the Company's debt instruments at 12/31/96 are as follows:

                                                   Carrying Amount    Fair Value
                                                       (Dollars in thousands)

                        10.5% Debentures              $2,454            $3,835
                        8% Notes                       1,174             1,600

13.    International Operations:

       Prior to fiscal year 1995, the Company had no foreign operations and export sales were minimal. As a result of the acquisition of Cash Bases, the Company acquired manufacturing facilities in the United Kingdom. Amounts included in the accompanying consolidated financial statements associated with operations outside the United States consist of the following (in 000's):

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    International Operations:  (continued)

                                                                                                              At and for the
                                         At and for the Years Ended       At and for the Nine Months Ended     Year Ended
                                      -------------------------------     --------------------------------    --------------
                                      December 31,       December 31,      December 31,       December 31,       April 1,
                                         1996               1995              1995               1994             1995
                                      ------------       ------------      ------------       ------------    --------------
                                                         (Unaudited)                          (Unaudited)
                                                                     (Dollars in thousands)
         Sales:
            Domestic                  $  22,340          $  18,874         $  14,413          $   9,010          $  13,471
            Foreign                      14,713             11,902             8,486              7,105             10,528
            Elimination                                        (20)              (27)
                                      ------------       ------------      ------------       ------------    --------------
            Total                     $  37,053          $  30,756         $  22,872          $  16,115          $  23,999
                                      ------------       ------------      ------------       ------------    --------------
         Operating Income:
            Domestic                  $     280          $    (446)        $    (878)         $    (470)         $    (158)
            Foreign                         889               (512)             (536)               849                993
                                      ------------       ------------      ------------       ------------    --------------
            Total                     $   1,169          $    (958)        $  (1,414)         $     379          $     835
                                      ------------       ------------      ------------       ------------    --------------
         Identifiable Assets:
            Domestic                  $  16,246          $  11,613         $  11,613          $  10,981          $  14,994
            Foreign                      10,985              8,332             8,332              7,682              8,887
                                      ------------       ------------      ------------       ------------    --------------
            Total                     $  27,231          $  19,945         $  19,945          $  18,663          $  23,881
                                      ------------       ------------      ------------       ------------    --------------

       Net sales are based on the location of the operation. Transfers between geographic areas are recorded at amounts generally above cost and in accordance with the regulations of applicable taxing jurisdictions. Operating income consists of total net sales less operating expenses and corporate expenses, and does not include either interest, other income or income taxes. Identifiable assets of geographic areas are those assets used in the Company's operations in each area.

       The Company had export sales from its United States operations of approximately $130,000 in 1996, $100,000 in the nine months ended December 31, 1995 and $731,000 in fiscal year 1995. Such sales were primarily to Canada and were not material in prior years. Export sales from the Company's foreign operations, which were primarily to European countries, totaled approximately $7,760,000 in 1996, $4,900,000 and in the nine months ending December 31, 1995. The Company recorded net foreign exchange transaction losses of approximately $264,000 in 1996, $29,000 in the nine months ended December 31, 1995 and $85,000 in the year ended April 1, 1995.

14.    Other Significant Transactions:

       See Note 2 for discussion regarding the formation and spin-off of TransAct Technologies Incorporated. During the quarter ended December 31, 1996, the Company recorded a $320,000 provision to amend the unfunded pension arrangement established in the prior year.

       During the quarter ended December 31, 1995, the Company recorded provisions for the following non-recurring operating expenses: litigation settlement of $680,000, restructuring costs of $125,000, pension of $339,000 and other non-recurring items totaling $246,000. In addition, the Company recorded other charges of $42,000 for estimated loss on disposal of unused real estate and $75,000 for environmental clean-up. The provision for restructuring covers the discontinuance of certain products. A substantial portion of the provision relates to employee severance costs.

       During the fourth quarter of fiscal 1995, the Company recorded an additional provision for the estimated loss on disposal of unused real estate of $50,000 and an additional provision for estimated environmental clean-up costs of $60,000. Also in the fourth quarter, the Company recorded an adjustment to fully recognize federal deferred tax benefits.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Subsequent events:

       In connection with the Distribution, the vesting of all outstanding options to purchase Tridex common stock was accelerated so that all such options became exercisable. The Company also issued a notice of redemption of its convertible debentures with a March 14, 1997 redemption date.

       During the period January 1, 1997 through March 14, 1997, the Company issued common stock as follows: (a) 599,300 shares to optionees under the Company's 1989 Long Term Incentive Plan upon payment of $4,185,000 exercise price, (b) 260,632 shares to holders of warrants upon payment of $2,211,000 exercise price, (c) 273,318 shares to holders of 10.5% Debentures upon conversion of $2,460,000 principal amount of debentures,
       (d) 104,127 shares to holders of 8% Notes upon conversion of $1,250,000 principal amount, and (e) 100,000 shares to certain officers of Ultimate in accordance with the Stock Incentive Compensation Agreement.

       In connection with the exercise of options under the Plan, the Company offered loans to all employees whose total exercise price of options under the Plan exceeded $50,000. The loans, which total $893,000, are full recourse loans due in may 1998, bear interest at the rate of 6.08% and are secured by pledges of the shares acquired by the employees through the exercise of Plan options.

       At March 14, 1997, the Company had outstanding 5,373,310 shares of common stock. Thus the ratio for the distribution of TransAct shares is 1.005 shares of TransAct for each share of Tridex Corporation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A)    Directors.

       The information contained in "Information Concerning Nominees for Election as Directors and Executive Officers" of the Company's Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders which is scheduled to be held on May 14, 1997 is hereby incorporated herein by reference. Also see Item 1(E)(i) above.

(B)    Executive Officers.

       See Item 1(E)(ii) above.

(C) Compliance with Section 16(a) of the Exchange Act.

       The information contained in "Compliance with Section 16(a)" of the Proxy Statement is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information contained in "Compensation of Directors and Executive Officers" of the Proxy Statement is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information contained in "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

The information contained in "Certain Relationships and Related Transactions" of the Proxy Statement is hereby incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) The following financial statements and exhibits are filed as part of this report:

       (i)    Financial statements

              See Item 8 on page 12.

       (ii)   Financial statement schedules

              See Item 8 on page 12.

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

                                        TRIDEX CORPORATION


                                        By:  /s/ Seth M. Lukash
                                            ------------------------------
                                            Seth M. Lukash
                                            Chairman of the Board, President,
                                            Chief Executive Officer, Chief
                                            Operating Officer and Director
                                            Date: March 25, 1997

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                      Date
---------                                   -----                      ----


   /s/ Seth M. Lukash               Chairman of the Board,        March 25, 1997
------------------------------      President, Chief
Seth M. Lukash                      Executive Officer,
(Principal Executive Officer)       Chief Operating Officer
                                    and Director

   /s/ George T. Crandall           Vice President, Treasurer,    March 25, 1997
------------------------------      Controller and Secretary
George T. Crandall                  (Principal Accounting
                                    Officer)

   /s/ Graham Y. Tanaka             Director                      March 25, 1997
------------------------------
Graham Y. Tanaka


   /s/ Paul J. Dunphy               Director                      March 25, 1997
------------------------------
Paul J. Dunphy


   /s/ C. Alan Peyser               Director                      March 25, 1997
------------------------------
C. Alan Peyser


   /s/ Thomas R. Schwarz            Director                      March 25, 1997
------------------------------
Thomas R. Schwarz

                          Exhibit Index
                                                                       Page
                                                                       Number
                                                                       ------
   3.1 Certificate of Incorporation of Tridex, as amended, filed on June 28, 1985 as Exhibit 3.1 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          March 30, 1985, is hereby incorporated herein by reference.
   3.2 Certificate of Amendment of Incorporation of Tridex, dated October 1, 1987, filed on July 18, 1988 as
          Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 1988 is hereby incorporated herein by reference.
   3.3 Certificate of Amendment of Incorporation of Tridex, dated August 15, 1988, filed on June 29, 1989 as
          Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1989 is hereby incorporated herein by reference.
   3.4 Certificate of Amendment of Incorporation of Tridex, dated March 31,1989 filed on June 29, 1989 as Exhibit
          3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1989 is hereby incorporated herein by reference.
   3.5    Bylaws of Tridex, as amended and restated as of January
          22, 1996, filed on March 26, 1996 as Exhibit 3.5 to the
          Company's Transition Report on Form 10-K for the transition year ended December 31, 1995 is hereby incorporated herein by reference.
   4.1 Description of the Company's common stock set forth in the Company's Registration Statement on Form 8-A filed
          July 14, 1986, is hereby incorporated herein by reference.
   4.2    The Tridex Corporation 1989 Long Term Incentive Plan
          (as amended and restated), filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of
          Shareholders filed September 14, 1994 is hereby incorporated herein by reference.
   4.3    Form of 8% Subordinated Convertible Term Promissory
          Notes dated January 20, 1993, by and among the Company and the shareholders of Ultimate Technology
          Corporation, filed as an Exhibit to Current Report on Form 8-K filed February 10, 1993, is hereby incorporated herein by reference.
   4.4    Form of Registration Rights Agreement, dated January
          20, 1993, filed as an Exhibit to Current Report on Form
          8-K filed February 10, 1993, is hereby incorporated herein by reference.
   4.5 Indenture dated as of December 31, 1992 by and among the Company and American Stock Transfer & Trust
          Company, as Trustee, filed as an Exhibit to Current
          Report on Form 8-K filed February 10, 1993, is hereby incorporated herein by reference.
   4.6    Form of 10.5% Senior Subordinated Convertible
          Debentures due December 31, 1997, filed as an Exhibit to Current Report on Form 8-K filed February 10, 1993, is hereby incorporated herein by reference.
   4.7 Form of Warrant, dated January 20, 1993, to purchase shares of Tridex common stock, filed as an Exhibit to Current Report on Form 8-K filed February 10, 1993, is hereby incorporated herein by reference.
   4.8    Form of Registration Rights Agreement, filed as an
          Exhibit to Current Report on Form 8-K filed February
          10, 1993, is hereby incorporated herein by reference.
   4.9 Form of Warrant dated January 20, 1993, to purchase common stock of Tridex Corporation, filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1993 is hereby incorporated herein by reference.
   10.1 Employment and Non-Competition Agreement, dated as of January 20, 1993, between Ultimate Technology
          Corporation and Dennis J. Lewis, filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1993 is hereby incorporated herein by reference.
   10.2   The Tridex Corporation 1989 Long Term Incentive Plan
          (as amended and restated) filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of
          Shareholders filed July 23, 1992 is hereby incorporated herein by reference.
   10.3   Employee Performance Compensation Agreement, dated
          January 20, 1993 by and among Tridex and the Ultimate shareholders, filed as an exhibit to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          April 3, 1993 is hereby incorporated herein by reference.
   10.4   Amended and Restated Credit Agreement dated as of
          December 15, 1995 among Tridex Corporation, Ithaca
          Peripherals Incorporated, Ultimate Technology
          Corporation, Magnetec Corporation, Cash Bases
          Incorporated and Fleet Bank, National Association.
          Filed on March 29, 1996 as Exhibit 10.12 to the
          Company's Transition Report on Form 10-K for the transition period ended December 31, 1995 is hereby incorporated herein by reference.
   10.5 Amendment No. 1, dated as of March 15, 1996 to Amended and Restated Credit Agreement, dated as of December 14,
          1995, among Tridex Corporation, Ithaca Peripherals
          Incorporated, Ultimate Technology Corporation, Magnetec
          Corporation, Cash Bases Incorporated and Fleet Bank,
          National Association. Filed on March 29, 1996 as
          Exhibit 10.13 to the Company's Transition Report on
          Form 10-K for the transition period ended December 31, 1995 is hereby incorporated herein by reference.

                                                                       Page
                                                                       Number
                                                                       ------
   10.6   Amendment No. 2, dated as of August 30, 1996 to Amended
          and Restated Credit Agreement, dated as of December 14,
          1995, among Tridex Corporation, Ithaca Peripherals
          Incorporated, Ultimate Technology Corporation, Magnetec Corporation, Cash Bases Incorporated and Fleet National
          Bank, filed on November 12, 1996 as Exhibit 10.9 to the
          Company's Quarterly Report on Form 10-Q for the quarter
          ended September 28, 1996 is hereby incorporated herein
          by reference.
   10.7   Service Agreement, dated June 20, 1994, between Cash
          Bases G.B. Limited and Hugh T. Burnett filed on June
          30, 1994 as Exhibit 10.13 to the Company's Annual
          Report on Form 10-K for the fiscal year ended April 2,
          1994 is hereby incorporated by reference.
   10.8   Retirement Agreement, dated as of December 31, 1995,
          between Tridex Corporation and Alvin Lukash, Filed on
          March 29, 1996 as Exhibit 10.15 to the Company's
          Transition Report on Form 10-K for the transition year
          ended December 31, 1995 is hereby incorporated herein
          by reference.
   10.9   First Amendment to Retirement Agreement dated December
          31, 1996 between Tridex Corporation and with Alvin
          Lukash.                                                          35
   10.10  Employment Agreement dated December 2, 1996 between
          Tridex Corporation and Seth M. Lukash.                           36
   10.11  Employment Agreement dated August 7, 1996 between
          Tridex Corporation and George T. Crandall.                       42
   10.12  Plan of Reorganization dated as of June 24, 1996 among
          Tridex Corporation ("Tridex"), Magnetec Corporation
          ("Magnetec"), TransAct Technologies Incorporated
          ("TransAct") and Ithaca Peripherals Incorporated
          ("Ithaca"), filed on November 12, 1996 as Exhibit 10.1
          to the Company's Quarterly Report on Form 10-Q for the
          quarter ended September 28, 1996 is hereby incorporated
          herein by reference.
   10.13  Amendment to Plan of Reorganization dated as of August
          30, 1996 among Tridex, Magnetec, TransAct and Ithaca,
          filed on November 12, 1996 as Exhibit 10.2 to the
          Company's Quarterly Report on Form 10-Q for the quarter
          ended September 28, 1996 is hereby incorporated herein
          by reference.
   10.14  Agreement and Plan of Merger dated as of July 16, 1996 between Magnetec and Ithaca, filed on November 12, 1996
          as Exhibit 10.3 to the Company's Quarterly Report on
          Form 10-Q for the quarter ended September 28, 1996 is
          hereby incorporated herein by reference.
   10.15  Asset Transfer Agreement dated as of July 31, 1996
          between Magnetec and Tridex, filed on November 12, 1996
          as Exhibit 10.4 to the Company's Quarterly Report on
          Form 10-Q for the quarter ended September 28, 1996 is
          hereby incorporated herein by reference.
   10.16  Manufacturing Support Services Agreement dated as of
          September 28, 1996 between Magnetec and Tridex, filed
          on November 12, 1996 as Exhibit 10.5 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended
          September 28, 1996 is hereby incorporated herein by
          reference.
   10.17  Corporate Services Agreement dated as of June 24, 1996 between Tridex and TransAct, filed on November 12, 1996
          as Exhibit 10.6 to the Company's Quarterly Report on
          Form 10-Q for the quarter ended September 28, 1996 is
          hereby incorporated herein by reference.
   10.18  Printer Supply Agreement dated as of July 30, 1996
          between Magnetec and Ultimate Technology Corporation,
          filed on November 12, 1996 as Exhibit 10.7 to the
          Company's Quarterly Report on Form 10-Q for the quarter
          ended September 28, 1996 is hereby incorporated herein
          by reference.
   10.19  Tax Sharing Agreement dated as of July 31, 1996 between
          Tridex and TransAct, filed on November 12, 1996 as
          Exhibit 10.8 to the Company's Quarterly Report on Form
          10-Q for the quarter ended September 28, 1996 is hereby incorporated herein by reference.
   10.20  Stock Incentive Compensation Agreement among Tridex
          Corporation, Ultimate Technology Corporation, 47 Dennis
          Lewis, Gary German and Paul Wolf dated March 10, 1997.           47
   10.21  Employment Agreement dated February 21, 1997 between
          Ultimate Technology Corporation and Dennis Lewis.                57
   10.22  Employment Agreement dated February 21, 1997 between
          Ultimate Technology Corporation and Gary German.                 63
   10.23  Employment Agreement dated February 21, 1997 between
          Ultimate Technology Corporation and Paul Wolf.                   69
   11.1   Statement re:  computation of per share earnings.                75
   21.1   List of Subsidiaries of Tridex.                                  76
   23.1   Consent of Independent Accountants.                              77
   23.2   Consent of Independent Accountants.                              78
   27.1   Financial Data Schedule.