Form 10-Q
period 1997-03-29
TRIDEX CORP
filed 1997-05-12
CIK 47254

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
   |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period  ended:      March 29, 1997

                                      OR

   |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                 to:
                                     __________________________________________
Commission file number:
                                     __________________________________________

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

Former address:
________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

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

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                 YES |_| NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                                Outstanding April 26, 1997
---------------                                      ---------------------------

Common stock, no par value                                            5,373,310

                       TRIDEX CORPORATION AND SUBSIDIARIES


                                      INDEX


                                                                        Page No.
                                                                        --------

PART I.        Financial Information:
-------        ----------------------

    Item 1.        Financial Statements

                   Consolidated Condensed Balance Sheets
                   March 29, 1997 and December 31, 1996                     3

                   Consolidated  Statements  of Income for the
                   Quarters  Ended  March  29,  1997 and March              4
                   30, 1996

                   Consolidated  Statements  of Cash Flows for
                   the  Quarters  Ended  March  29,  1997  and              5
                   March 30, 1996

                   Notes to Consolidated  Condensed  Financial              6
                   Statements

    Item 2.        Management's  Discussion  and  Analysis  of
                   the  Results of  Operations  and  Financial              8
                   Condition


PART II.      Other Information:
--------      ------------------

    Item 6.        Exhibits and Reports on Form 8-K                         9

Signatures                                                                  10

                                EXHIBIT INDEX
                                -------------

Exhibit 11         Computation of Per Share Earnings                        11
----------

                     TRIDEX CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)
                                   (Unaudited)

                                                   March 29, 1997
                                                   --------------       December
                                                Historical  ProForma    31, 1996
                                               ----------  ----------  --------
                                                          (Note 7)
ASSETS
Current assets:
  Cash and cash equivalents                      $ 9,363     $ 9,363    $ 3,354
  Receivables                                      6,246       6,246      5,681
  Inventories                                      4,778       4,778      5,609
  Deferred tax assets                                140         140        140
  Other current assets                               399         399        345
                                               ----------  ----------  --------
   Total current assets                           20,926      20,926     15,129
                                               ----------  ----------  --------

  Plant and equipment, net                         3,777       3,777      3,535
  Excess of cost over fair value of net assets     6,319       6,319      6,493
acquired
  Other assets                                       849         849      1,923
  Investment in net assets of discontinued
TransAct operations
   (Notes 2 and 7)                                12,446           0     11,573
                                               ----------  ----------  --------
                                                 $44,317     $31,871    $38,653
                                               ==========  ==========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank loans payable                             $   909     $   909    $   740
  Current portion of long term debt                  454         454      3,997
  Accounts payable                                 3,308       3,308      3,859
  Accrued liabilities                              2,279       2,279      3,233
                                               ----------  ----------  --------
   Total current liabilities                       6,950       6,950     11,829
                                               ----------  ----------  --------

Long term debt, less current portion                 946         946        809
                                               ----------  ----------  --------
Shareholders' equity:
  Common stock, at stated value                    1,377       1,377      1,043
  Additional paid-in capital                      34,653      25,069     23,361
  Retained earnings                                2,877           0      2,239
  Cumulative valuation adjustments                   102         117        245
    Unearned compensation                           (822)       (822)
  Receivables from sale of stock                    (893)       (893)
  Common shares held in treasury, at cost           (873)       (873)      (873)
                                               ----------  ----------  --------
                                                  36,421      23,975     26,015
                                               ----------  ----------  --------
                                                 $44,317     $31,871    $38,653
                                               ==========  ==========  ========

            See notes to consolidated condensed financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                           Quarters Ended
                                                       ----------------------
                                                       March 29,    March 30,
                                                         1997         1996
                                                       ---------    ---------
Net sales                                               $  9,392     $  7,752
                                                       ---------    ---------
Operating costs and expenses:
  Cost of sales                                            7,287        5,331
  Engineering, design and product development costs          294          283
  Selling, administrative and general expenses             2,393        1,804
                                                       ---------    ---------
                                                           9,974        7,418
                                                       ---------    ---------

Operating income (loss)                                     (582)         334

Other charges:
  Interest expense, net                                       21          311
  Other, net                                                  16           42
                                                       ---------    ---------
                                                              37          353
                                                       ---------    ---------

Loss from continuing operations before income taxes         (619)         (19)

Provision (benefit) for income taxes                        (384)          50
                                                       ---------    ---------
Loss from continuing operations                             (235)         (69)

Discontinued operations (Note 2):
   Equity in subsidiary's income from discontinued
operations
  (net of income taxes of $582,000 and $576,000)             873          865
                                                       ---------    ---------

Net income                                              $    638     $    796
                                                       =========    =========
Earnings (loss) per common and common equivalent share:
  Primary:
   Income (loss) from continuing operations             $  (0.05)    $  (0.02)
   Income from discontinued operations                      0.18         0.22
                                                       ---------    ---------
                                                        $   0.13     $   0.20
                                                       =========    =========
Weighted average common and common equivalent shares
outstanding
  Primary                                              4,822,000    3,938,000
                                                       =========    =========



            See notes to consolidated condensed financial statements.

                     TRIDEX CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                            (Dollars in Thousands)
                                 (Unaudited)

                                                           Quarters Ended
                                                       ----------------------
                                                       March 29,    March 30,
                                                          1997         1996
                                                       ---------    ---------

Cash flows from operating activities:
  Net income                                            $    638     $    796
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Equity in subsidiary's income from discontinued
  operations                                                (873)        (865)
  Stock incentive compensation
  expense                                                    404
  Depreciation and amortization                              392          386
  Changes in operating assets and liabilities:
      Receivables                                           (766)        (567)
      Inventory                                              769          310
      Other current assets                                   (68)         (38)
      Other assets                                            13         (102)
      Accounts payable, accrued liabilities and
      income taxes payable                                  (894)        (148)
                                                       ---------    ---------
        Net cash provided by (used in) operating
        activities                                          (385)        (228)
                                                       ---------    ---------

Cash flows from investing activities:
  Purchases of plant and equipment                          (561)         (77)
  Receipt of principal of note receivable from
  TransAct                                                 1,000
                                                       ---------    ---------

        Net cash provided by (used in) investing             439          (77)
                                                       ---------    ---------
activities

Cash flows from financing activities:
  Net change in borrowings under line of credit              201        1,058
  Net proceeds from issuance of long term debt               381           27
  Principal payments on long term borrowings                (104)        (263)
  Proceeds from exercise of stock options and warrants     5,503           26
  Net transactions with TransAct prior to IPO                          (1,111)
  Other                                                       (2)          (2)
                                                       ---------    ---------
        Net cash provided by (used in) financing
        activities                                         5,979         (265)
                                                       ---------    ---------

Effect of exchange rate changes on cash                      (24)
                                                       ---------    ---------

Increase in cash and cash equivalents                      6,009         (570)
Cash and cash equivalents at beginning of period           3,354          933
                                                       ---------    ---------
  Cash and cash equivalents at end of period            $  9,363     $    363
                                                       =========    =========

Supplemental cash flow information:
  Interest paid                                         $     97     $    294
  Income taxes paid                                           86           25

Supplemental non-cash investing and financing activities:
  Conversion of convertible notes and debentures to     $  3,710
common stock

            See notes to consolidated condensed financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)




1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of March 29, 1997, the results of its operations for the quarters ended March 29, 1997 and March 30, 1996 and changes in its cash flows for the quarters ended March 29, 1997 and March 30, 1996. The December 31, 1996 consolidated condensed balance sheet has been derived from the Company's audited financial statements at that date. These interim financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. See note 7 for discussion of pro forma presentation.

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

     The results of operations for the quarters ended March 29, 1997 and March 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2. Discontinued operations: During 1996, the Company implemented a plan to spin-off its printer group, which was formed in December 1995 by combining the operations of its subsidiaries, Magnetec Corporation ("Magnetec") and Ithaca Peripherals Incorporated ("Ithaca"). In April 1996, the Company announced that it had engaged an investment banking firm to pursue an underwritten public offering of up to 20% of the printer group. In June 1996, the Company incorporated TransAct Technologies Incorporated ("TransAct") as a wholly-owned subsidiary. Following the incorporation, Tridex, TransAct, Magnetec and Ithaca entered into a Plan of Reorganization (the "Plan of Reorganization"), pursuant to which: (i) Ithaca merged into Magnetec; (ii) Magnetec transferred to Tridex certain assets used in manufacturing operations of the Tridex Ribbons Division; (iii) TransAct issued 5,400,000 shares of its common stock to Tridex in exchange for all the outstanding shares of Magnetec; (iv) TransAct sold in an initial public offering 1,322,500 shares or approximately 19.7% of its common stock; (v) TransAct repaid $8,500,000 of intercompany indebtedness to Tridex; (vi) Tridex applied to the Internal Revenue Service (the "IRS") for a ruling that the pro rata distribution to Tridex stockholders of the 5,400,000 shares of TransAct owned by Tridex (the "Distribution") would constitute a tax-free reorganization for federal income tax purposes; and (vii) Tridex agreed to effect the Distribution promptly after receipt of a favorable ruling from the IRS and the satisfaction of certain other conditions. TransAct received approximately $8,991,000 of net proceeds from its initial public offering and used $7,500,000 to repay
     intercompany   indebtedness   to  Tridex.   The   balance  was  used  for
     TransAct's working capital and general corporate purposes. Of the $7,500,000 received from TransAct, Tridex used approximately $5,254,000 to repay all outstanding indebtedness to Fleet National Bank. TransAct paid the remaining $1,000,000 of intercompany indebtedness on February 14, 1997, together with interest at the rate of 8.25 percent.

     On February 12, 1997, Tridex received a favorable ruling from the IRS confirming the tax-free nature of the Distribution and announced that it would effect the Distribution on March 31, 1997 to Tridex stockholders of record on March 14, 1997. Since the Distribution, Tridex and TransAct have been separate publicly traded companies. The Consolidated Financial Statements have been restated from historical financial statements to present the results of operations of TransAct as discontinued operations. TransAct's results are summarized below.

                                                Quarters Ended
                                     -------------------------------------
                                     March 29, 1997         March 30, 1996
                                     -------------------------------------
                                            (Dollars in thousands)
      Net sales                         $14,014                $10,463
      Operating income                    1,833                  1,271
      Net income                          1,087                    865
      Earnings per share                $  0.16                $  0.16

3. Primary earnings per common share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect of stock options and warrants. In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share." The Company will adopt this standard, as required, at the end of this year. Had this standard been adopted in the first quarter of 1997, the Company would have reported basic earnings per share from continuing operations of $(0.05) and basic earnings per share from discontinued operations of $0.19.

4.   Inventories:  Components of inventory are:

                                     March 29, 1997       December 31, 1996
                                     --------------------------------------
                                            (Dollars in Thousands)
     Raw materials and                   $ 2,191                $ 2,051
     component parts
     Work-in-process                         385                    359
     Finished goods                        2,202                  3,199
                                         $ 4,778                $ 5,609
                                         =======                =======

5. Other income, net: Other non-operating expense for the current quarter consists of net realized transactional foreign exchange losses. Other non-operating expenses in the prior year's quarter includes a $30,000 provision for the estimated loss on disposal of unused real estate and $15,000 of net realized transactional foreign exchange losses.

6. Commitments and contingencies: The Company is involved in an environmental matter discussed in footnote number 9 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. As of March 29, 1997 and to the date of this report, there has been no material development in the resolution of this matter.

7. Subsequent events: On March 31, 1997 the Company effected the distribution of 5,400,000 shares of common stock of TransAct to Tridex stockholders on the basis of 1.005 shares of TransAct common stock for each share of Tridex common stock owned. The accompanying March 29, 1997 pro forma consolidated condensed balance sheet reflects the financial position of the Company as if the distribution had occurred on that date.

     On April 17, 1997 Tridex announced that it had entered into a letter of intent to sell its wholly-owned subsidiary Cash Bases GB Limited to a group comprised of the present executive directors of Cash Bases and Lloyds Development Capital Limited for up to $6,200,000, consisting of $5,200,000 in cash, a $250,000 unsecured promissory note bearing interest at the rate of 10% per annum payable in full on April 30, 2000, contingent payments of up to $750,000 depending upon Cash Bases' earnings before interest and taxes for the fiscal years ending December 31, 1998 and December 31, 1999, and a 10% equity stake in the newly organized buyer. The proposed transaction is subject to approval by the board of directors of Lloyds Development Capital Limited and to the execution of a definitive agreement. The Company expects to close the transaction in May, pending satisfactory completion of the above. The accompanying March 29, 1997 pro forma consolidated condensed balance sheet does not reflect this proposed transaction.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Certain statements included in this report, including, but not limited to, statements in this Management's Discussion and Analysis of the Results of Operations and Financial Condition, which are not historical facts may be deemed to contain forward looking statements with respect to events the occurrence of which involves risks and uncertainties, including, but not limited to, the Company's expectations regarding net sales, gross profit, operating income, financial condition and the previously announced proposed sale of Cash Bases GB Limited..

Results of Operations

As described in Notes 2 and 7 of the Notes to Consolidated Financial Statements, on March 31, 1997 the Company distributed all of its 5,400,000 shares of common stock of TransAct pro rata to the holders of record of the Company's common stock on March 14, 1997. The Company's Consolidated Condensed Financial Statements have been restated from historical financial statements to present the results of operations of TransAct as discontinued operations. The Consolidated Financial Statements may not necessarily reflect what the results of operations or the financial position of the Company would have been if TransAct had been a separate entity during the periods presented. The discussion and analysis set forth below is based upon continuing operations only.

Quarter Ended March 29, 1997 Compared to Quarter Ended March 30, 1996

Consolidated net sales for the quarter ended March 29, 1997 increased $1,640,000 (21%) to $9,392,000 from $7,752,000 in the comparable quarter of the prior year. The increase reflects greater volume of shipments of certain point-of-sale ("POS") products, including cash drawers. Sales of POS terminal systems decreased, while sales of other POS products increased compared to the prior year's quarter. The Company expects sales of POS terminal systems to increase during the remainder of 1997. The sales value of cash drawers manufactured in Great Britain and sold into other European countries was adversely impacted by the relatively strong value of the Pound Sterling compared to other European currencies.

Consolidated gross profit decreased $316,000 (13%) to $2,105,000 from $2,421,000 in the prior year's quarter, primarily as a result of a change in sales mix to a lower proportion of terminal systems sold into the domestic POS market and to the adverse impact of foreign exchange rate changes in the European markets. Consolidated gross profit decreased to 22% of sales from 31% of sales in the prior year's quarter. The Company expects the gross profit generated by the sale of POS products to improve during the remainder of 1997 as the mix of sales shifts to a larger proportion of terminal systems. With respect to its European cash drawer operations, the Company expects that gross profit will increase during the remainder of 1997 as a result of increases in sales prices and cost reductions attained through redesign of products and improved manufacturing efficiencies.

Consolidated engineering, design and product development costs increased $ 11,000 (4%) to $294,000 from $283,000 in the prior year's quarter. The increase is primarily the result of the cost of developing new POS terminal products and, to a lesser degree, enhancing existing products.

Consolidated selling, administrative and general expenses increased $589,000 (33%) to $2,393,000 from $1,804,000 in the prior year's quarter. The increase in selling expenses is primarily the result of more intensive efforts in the selling of POS terminal systems, including increased advertising and sales support personnel. Administrative and general expenses include a current period non-cash expense of $404,000 related to a stock incentive compensation agreement with the principal executive officers of the Company's wholly-owned subsidiary, Ultimate Technology Corporation.

Consolidated operating income (loss) for the current quarter was a loss of $582,000 compared to income of $334,000 in the prior year's quarter. The loss in the current period was primarily the result of the decrease in gross profit and the expense of the stock incentive compensation agreement discussed above. Consolidated operating income (loss) as a percentage of sales was a 6% loss compared to 4% gain in the prior year's quarter. The Company expects operating margins to improve during the reminder of 1997 as a result of a more favorable mix of sales into the domestic POS market and productivity improvements at its European cash drawer operations.

Net interest expense decreased $290,000 (93%) to $21,000 from $311,000 in the prior year's quarter. The decrease in interest expense reflects the lower level of indebtedness as well as interest income of $75,000, primarily earned on temporary cash investment.

Other non-operating income, net for the current quarter consists of net realized transactional foreign exchange losses. Other non-operating expenses in the prior year's quarter includes a $30,000 provision for the estimated loss on disposal of unused real estate and $15,000 of net realized transactional foreign exchange losses.

Provision for income taxes in the current quarter reflects an estimated effective tax rate for 1997.

Loss from continuing operations was $235,000 (or $0.05 per share) compared to $69,000 (or $0.02 per share) in the prior year's quarter. Discontinued operations reflect the Company's equity in the income of TransAct.

Net income for the current quarter, which includes income from discontinued operations, was $638,000 (or $0.13 per share) as compared to $796,000 (or $0.20 per share) in the prior year's quarter. The average number of common and common equivalent shares outstanding increased to 4,822,000 shares from 3,938,000 shares in the prior year's quarter.

Liquidity and Capital Resources

The Company's working capital at March 29, 1997 was $13,976,000 compared with $3,300,000 at December 31, 1996. The current ratio was 3.0 : 1.0 at March 29, 1997 and 1.3 : 1.0 at December 31, 1996. The increase in working capital reflects (a) the receipt of cash upon the exercise of options and warrants for the purchase of common stock and (b) the decrease in the current portion of long term debt resulting from the conversion of notes and debentures into common stock.

The Company has a $2,000,000 Working Capital Facility (the "Working Capital Facility") with Fleet National Bank ("Fleet"). Under this facility, the Company is required to comply with certain financial covenants, including a minimum tangible net worth, a maximum leverage ratio, a minimum interest coverage ratio and a minimum current ratio, otherwise Fleet may withdraw its commitment. The Company was in compliance with these covenants at March 29, 1997 and expects to be in compliance with these covenants for the remainder of 1997.

During the first quarter of 1997, the Company's operating cash needs were satisfied by cash received upon the exercise of stock options and warrants and cash received from TransAct in payment of a $1,000,000 note. At March 29, 1997, the Company had availability of $2,000,000 under the Working Capital Facility and no material commitment for capital expenditures. During the remainder of 1997, the Company expects that funds generated from operations, supplemented by existing cash balances, if necessary, will be sufficient to satisfy its needs for working capital, scheduled debt retirements and capital expenditures, primarily tooling for new products.

Over the long term, the Company believes that funds generated from operations and the use of existing cash balances, if necessary, will continue to satisfy its working capital needs, support a certain level of growth and meet scheduled debt retirements.


                           PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form  8-K

            a.    Exhibits

                  Exhibit 11. Computation of Per Share Earnings

            b.    Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K on February 21, 1997 to report that on February 12, 1997 it received a ruling from the Internal Revenue Service confirming the tax-free nature of the pro-rata distribution of 5,400,000 shares of common stock of TransAct to the Company's stockholders.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRIDEX CORPORATION
                                   ------------------

                                   (Registrant)


May 9, 1997                         /s/Seth M. Lukash
                                    ---------------------
                                    Seth M. Lukash
                                    Chairman of the Board, President, Chief
                                    Executive Officer, and Chief Operating


May 9, 1997                         /s/George T. Crandall
                                    ---------------------
                                    George T. Crandall
                                    Vice President and Treasurer