Form 10-Q
period 1997-06-28
TRIDEX CORP
filed 1997-08-08
CIK 47254

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 28, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _________________________ to: __________________
Commission file number:________________________________

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

                                 YES |_| NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                                  Outstanding July 26, 1997
---------------------                                  -------------------------
Common stock, no par value                                     5,351,410

                       TRIDEX CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.


PART I.       Financial Information:

     Item 1.     Financial Statements

                 Consolidated Condensed Balance Sheets
                 June 28, 1997 and December 31, 1996                       3

                 Consolidated Statements of Income for the
                 Quarters and Six Months Ended June 28, 1997
                 and June 29, 1996                                         4

                 Consolidated Statements of Cash Flows for the
                 Quarters and Six Months Ended June 28, 1997
                 and June 29, 1996                                         5

                 Notes to Consolidated Condensed Financial Statements      6

     Item 2.     Management's Discussion and Analysis of the
                 Results of Operations and Financial Condition             7

PART II. Other Information:

     Item 4.     Submission of Matters to a Vote of Security Holders       10

     Item 6.     Exhibits and Reports on Form 8-K                          10

Signatures                                                                 11


                                  EXHIBIT INDEX


Exhibit 11       Computation of Per Share Earnings                         12

                       TRIDEX CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)
                                   (Unaudited)

                                               June 28, 1997   December 31, 1996
                                               -------------   -----------------
ASSETS
Current assets:
   Cash and cash equivalents                     $ 14,100         $  2,787
   Receivables                                      3,758            2,783
   Inventories (Note 4)                             3,779            4,258
   Deferred tax assets                                140              140
   Other current assets                               119              146
                                                 --------         --------
     Total current assets                          21,896           10,114
                                                 --------         --------

   Plant and equipment, net                         1,101            1,044
   Excess of cost over fair value of net
     assets acquired                                2,765            3,014
   Other assets                                     1,095            1,923
   Investment in net assets of discontinued
     operations:
     Cash Bases GB Ltd. (Note 2)                      605            6,153
     TransAct Technologies Inc. (Note 2)                            11,573
                                                 --------         --------
                                                 $ 27,462         $ 33,821
                                                 ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt                              $  3,628
   Accounts payable                              $  2,301            2,189
   Accrued liabilities                              1,357            2,234
                                                 --------         --------
     Total current liabilities                      3,658            8,051
                                                 --------         --------

Shareholders' equity:
   Common stock, at stated value                    1,377            1,043
   Additional paid-in capital                      25,069           23,361
   Retained earnings (deficit)                       (206)           2,239
   Unearned compensation                             (627)
   Receivables from sale of stock                    (867)
   Common shares held in treasury, at cost           (942)            (873)
                                                 --------         --------
                                                   23,804           25,770
                                                 --------         --------
                                                 $ 27,462         $ 33,821
                                                 ========         ========

            See notes to consolidated condensed financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                               Quarters Ended             Six Months Ended
                                                         -------------------------   -------------------------
                                                           June 28,     June 29,      June 28,      June 29,
                                                             1997         1996          1997          1996
                                                         -------------------------   -------------------------
Net sales                                                $     6,174   $     4,908   $    11,720   $     9,061
                                                         -------------------------   -------------------------
Operating costs and expenses:
  Cost of sales                                                4,671         3,644         9,011         6,543
  Engineering, design and product development costs              156           130           316           278
  Selling, administrative and general expenses                 1,484         1,079         3,089         2,153
                                                         -------------------------   -------------------------
                                                               6,311         4,853        12,416         8,974
                                                         -------------------------   -------------------------

Operating income (loss)                                         (137)           55          (696)           87

Other charges (income):
  Interest expense, net                                         (156)          282          (165)          575
  Other, net                                                       6            16             8            24
                                                         -------------------------   -------------------------
                                                                (150)          298          (157)          599
                                                         -------------------------   -------------------------
Income (loss) from continuing operations
  before income taxes                                             13          (243)         (539)         (512)

Provision (benefit) for income taxes                              13           (75)         (364)         (135)
                                                         -------------------------   -------------------------

Loss from continuing operations                                    0          (168)         (175)         (377)

Discontinued operations (Note 2):
  Equity in subsidiaries' income from and loss
    on the sale of discontinued operations                      (206)          975           607         1,980
                                                         -------------------------   -------------------------

Net income (loss)                                        $      (206)  $       807   $       432   $     1,603
                                                         =========================   =========================

Earnings (loss) per common and common equivalent share:
  Primary:
    Income (loss) from continuing operations             $      0.00   $     (0.04)        (0.03)  $     (0.09)
    Income (loss) from discontinued operations                 (0.04)         0.24          0.11          0.49
                                                         -------------------------   -------------------------
                                                         $     (0.04)  $      0.20   $      0.08   $      0.40
                                                         =========================   =========================

Weighted average common and common equivalent shares
  outstanding
    Primary                                                5,385,000     4,082,000     5,111,000     4,010,000
                                                         =========================   =========================

            See notes to consolidated condensed financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                             Six Months Ended
                                                                      ------------------------------
                                                                      June 28, 1997    June 29, 1996
                                                                      -------------    -------------

Cash flows from operating activities:
  Net income                                                            $    432           $  1,603
  Adjustments to reconcile net income to net cash used in
    operating activities:
      Equity in subsidiaries' income from discontinued operations           (806)            (2,080)
      Loss on sale of discontinued operations                                199
      Stock incentive compensation expense                                   599
      Depreciation and amortization                                          415                618
      Gain on disposal of assets                                                                 (3)
      Changes in operating assets and liabilities:
        Receivables                                                         (975)              (925)
        Inventory                                                            479               (153)
        Other current assets                                                  27                338
        Other assets                                                          17               (114)
        Accounts payable, accrued liabilities and income taxes payable      (431)              (496)
                                                                        --------           --------
          Net cash used in operating activities                              (44)            (1,212)
                                                                        --------           --------

Cash flows from investing activities:
  Purchases of plant and equipment                                          (207)               (75)
  Proceeds from sale of discontinued operations                            5,200
  Receipt of principal of note receivable from TransAct                    1,000
                                                                        --------           --------
          Net cash provided by (used in) investing activities              5,993                (75)
                                                                        --------           --------

Cash flows from financing activities:
  Principal payments on long term borrowings                                                   (332)
  Proceeds from exercise of stock options and warrants                     5,529                178
  Net transactions with discontinued operations                              (96)               662
  Purchase of treasury shares                                                (69)
                                                                        --------           --------
          Net cash provided by financing activities                        5,364                508
                                                                        --------           --------

Increase (decrease) in cash and cash equivalents                          11,313               (779)
Cash and cash equivalents at beginning of period                           2,787                822
                                                                        --------           --------
  Cash and cash equivalents at end of period                              14,100           $     43
                                                                        ========           ========

Supplemental cash flow information:
  Interest paid                                                         $     72           $    464
  Income taxes paid                                                           88                202

Supplemental non-cash investing and financing activities:
  Conversion of convertible notes and debentures to common stock        $  3,710           $    860

            See notes to consolidated condensed financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of June 28, 1997, the results of its operations for the quarters and six months ended June 28, 1997 and June 29, 1996 and changes in its cash flows for the quarters and six months ended June 28, 1997 and June 29, 1996. The December 31, 1996 consolidated condensed balance sheet has been derived from the Company's audited financial statements at that date. These interim financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

      The results of operations for the quarters and six months ended June 28, 1997 and June 29, 1996 are not necessarily indicative of the results to be expected for the full year.

2. Discontinued operations: On March 31, 1997 the Company effected the previously announced distribution of 5,400,000 shares of common stock of its former subsidiary, TransAct Technologies Incorporated ("TransAct") to Tridex stockholders on the basis of 1.005 shares of TransAct common stock for each share of Tridex common stock owned. Since the distribution, Tridex and TransAct have been separate publicly traded companies. On April 17, 1997 Tridex announced that it had entered into a letter of intent to sell its wholly-owned subsidiary Cash Bases GB Limited ("Cash Bases") to a group comprised of the executive directors of Cash Bases and Lloyds Development Capital Limited for up to $6,200,000, consisting of $5,200,000 in cash, a $250,000 unsecured promissory note bearing interest at the rate of 10% per annum payable in full on April 30, 2000, contingent payments of up to $750,000 depending upon Cash Bases' earnings before interest and taxes for the fiscal years ending December 31, 1998 and December 31, 1999, and a 10% equity stake in the newly organized buyer. The sale of Cash Bases was completed on May 29, 1997. The Consolidated Financial Statements have been restated to present the results of operations of TransAct and Cash Bases as discontinued operations.

3. Primary earnings per common share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect of stock options and warrants. In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share." The Company will adopt this standard, as required, at the end of this year. Had this standard been adopted at the beginning of 1997, for the quarter ended June 28, 1997 the Company would have reported basic earnings per share from continuing operations of zero and basic loss per share from discontinued operations of $0.04.

4.    Inventories: Components of inventory are:

                                          June 28, 1997      December 31, 1996
                                          -------------      -----------------
                                                 (Dollars in Thousands)
      Raw materials and component parts     $   1,512            $  1,144
      Work-in-process                              53                  46
      Finished goods                            2,214               3,068
                                            ---------            --------
                                            $   3,779            $  4,258
                                            =========            ========


5. Other income, net: Other non-operating expense for the current quarter consists of $6,000 equity loss from Tridex's remaining 10% equity interest in Cash Bases Group Limited. Other non-operating expenses in the prior year's quarter include a $30,000 provision for the estimated loss on disposal of unused real estate and $14,000 of equity income from Tridex's remaining 10% equity interest in Cash Bases.

6. Commitments and contingencies: The Company is involved in an environmental matter discussed in Note 9 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. As of June 28, 1997 and to the date of this report, there has been no material development in the resolution of this matter.

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

Results of Operations

As described in Note 2 of the Notes to Consolidated Financial Statements, on March 31, 1997 the Company distributed all of its 5,400,000 shares of common stock of TransAct pro rata to the holders of record of the Company's common stock on March 14, 1997. On May 29, 1997 the Company completed the sale of Cash Bases. The Company's Consolidated Condensed Financial Statements have been restated to present the results of operations of TransAct and Cash Bases as discontinued operations. The Consolidated Financial Statements may not necessarily reflect what the results of operations or the financial position of the Company would have been if TransAct had been a separate entity during the periods presented and Cash Bases had been sold as at the beginning of the periods presented. The discussion and analysis set forth below is based upon continuing operations only, consisting of the Company's wholly-owned subsidiary, Ultimate Technology Corporation ("Ultimate") and the Tridex Ribbon Division. Quarter Ended June 28, 1997 Compared to Quarter Ended June 29, 1996

Consolidated net sales for the quarter ended June 28, 1997 increased $1,266,000 (25.8%) to $6,174,000 from $4,908,000 in the comparable quarter of the prior year. The increase reflects greater volume of shipments of certain of Ultimate's point-of-sale ("POS") component products, particularly custom manufactured keyboards and pole displays, as well as distributed products, while sales of complete POS terminal systems decreased compared to the prior year's quarter. Sales of ribbons increased from the prior year's quarter.

Consolidated gross profit increased $239,000 (18.9%) to $1,503,000 from $1,264,000 in the prior year's quarter, primarily as a result of the greater volume of shipments of POS products. Consolidated gross profit margin decreased to 24.3% of sales from 25.8% of sales in the prior year's quarter as a result of a change in sales mix to a higher proportion of distributed products. The gross profit margin improved from the 21.7% margin attained in the first quarter.

Consolidated engineering, design and product development costs increased $26,000 (20.0%) to $156,000 from $130,000 in the prior year's quarter. The increase is primarily the result of the cost of developing new POS terminal products and, to a lesser degree, enhancing existing products.

Consolidated selling, administrative and general expenses increased $405,000 (37.5%) to $1,484,000 from $1,079,000 in the prior year's quarter. The increase in selling expenses is primarily the result of more intensive efforts in the selling of POS terminal systems, including increased advertising and sales support personnel. Administrative and general expenses include a current period non-cash expense of $195,000 related to a stock incentive compensation agreement with the principal executive officers of Ultimate. Administrative and general expenses in the prior year's quarter reflects the allocation from Tridex to TransAct of $340,000 of corporate administrative expenses.

Consolidated operating income (loss) for the current quarter was a loss of $137,000 compared to income of $55,000 in the prior year's quarter. The loss in the current period was primarily the result of the increase in selling, administrative and general expenses, particularly the expense of the stock incentive compensation agreement discussed above. Consolidated operating income
(loss) as a percentage of sales was a 2.2% loss compared to 1.1% gain in the prior year's quarter.

Net interest income for the quarter was $156,000 compared to net interest expense of $282,000 in the prior year's quarter. Interest income for the quarter primarily consists of interest earned on temporary cash investments and interest earned on receivables from the sale of stock. The Company had no debt outstanding during the quarter.

Other non-operating expense of $6,000 represents the Company's 10% share of the losses of Cash Bases. Other non-operating expenses in the prior year's quarter includes a $30,000 provision for the estimated loss on disposal of unused real estate and $14,000 of equity income in the results of Cash Bases.

Provision for income taxes in the current quarter reflects an estimated effective tax rate of 100% for the quarter. The Company expects the estimated effective tax rate to remain at approximately 100% for the remainder of 1997 as a result of nondeductible goodwill amortization.

Income (loss) from continuing operations for the quarter was zero, compared to a loss of $168,000 (or $0.04 per share) in the prior year's quarter. Discontinued operations reflect a loss of $199,000 on the sale of Cash Bases and $7,000 loss from the operations of Cash Bases prior to the May 29, 1997 sale. Discontinued operations in the prior year's quarter reflect $868,000 earnings from TransAct and $107,000 earnings from Cash Bases.

Net loss for the current quarter was $206,000 (or $0.04 per share), all of which is attributable to discontinued operations, as compared to net income $807,000 (or $0.20 per share) in the prior year's quarter, which was comprised of $0.24 per share from discontinued operations and a loss of $0.04 per share from continuing operations. The average number of common and common equivalent shares outstanding increased to 5,385,000 shares from 4,082,000 shares in the prior year's quarter.

Six Months Ended June 28, 1997 Compared to Six Months Ended June 29, 1996

Consolidated net sales for the six months ended June 28, 1997 increased $2,659,000 (29.3%) to $11,720,000 from $9,061,000 in the comparable period of the prior year. The increase reflects greater volume of shipments of certain of POS component products, particularly custom manufactured keyboards and pole displays, as well as distributed products, while sales of complete POS terminal systems decreased compared to the prior year's period. Sales of ribbons increased from the prior year's period.

Consolidated gross profit increased $191,000 (7.6%) to $2,709,000 from $2,518,000 in the prior year's period, primarily as a result of the greater volume of shipments of POS products. Consolidated gross profit margin decreased to 23.1% of sales from 27.8% of sales in the prior year's period as a result of a change in sales mix to a higher proportion of distributed products. The current year sales contain a lower proportion of manufactured products, particularly custom keyboards and pole displays, versus distributed products as compared to the prior year's period.

Consolidated engineering, design and product development costs increased $38,000 (13.7%) to $316,000 from $278,000 in the prior year's period. The increase is primarily the result of the cost of developing new POS terminal products and, to a lesser degree, enhancing existing products.

Consolidated selling, administrative and general expenses increased $936,000 (43.5%) to $3,089,000 from $2,153,000 in the prior year's period. The increase in selling expenses is primarily the result of more intensive efforts in the selling of POS terminal systems, including increased advertising and sales support personnel. Administrative and general expenses include a current period non-cash expense of $599,000 related to a stock incentive compensation agreement with the principal executive officers of Ultimate.

Consolidated operating income (loss) for the current quarter was a loss of $696,000 compared to income of $87,000 in the prior year's period. The loss in the current period was primarily the result of the increase in selling, administrative and general expenses, particularly the expense of the stock incentive compensation agreement discussed above. Consolidated operating income
(loss) as a percentage of sales was a 5.9% loss compared to 1.0% gain in the prior year's period.

Net interest income for the six month period was $165,000 compared to net interest expense of $575,000 in the prior year's period. Interest income for the six month period primarily consists of interest earned on temporary cash investments and interest earned on receivables from the sale of stock. The Company had no debt outstanding at the end of the period.

Other non-operating expense of $8,000 for the six month period represents the Company's 10% share of the losses of Cash Bases. Other non-operating expenses in the prior year's period include a $30,000 provision for the estimated loss on disposal of unused real estate and $31,000 of equity income in the results of Cash Bases.

Provision for income taxes in the first six months reflects an estimated effective tax rate. The Company expects the estimated effective tax rate to be approximately 100% for the remainder of 1997 as a result of nondeductible goodwill amortization.

Loss from continuing operations was $175,000 (or $0.03 per share) compared to a loss of $377,000 (or $0.09 per share) in the prior year's period. Discontinued operations reflect a loss of $199,000 on the sale of Cash Bases, a $67,000 loss from the operations of Cash Bases prior to the May 29, 1997 sale and $873,000 earnings from TransAct. Discontinued operations in the prior year's period reflect $1,733,000 earnings from TransAct and $247,000 earnings from Cash Bases.

Net income for the current period was $432,000 (or $0.08 per share), which includes income from discontinued operations of $607,000 (or $0.11 per share) as compared to $1,603,000 (or $0.40 per share) in the prior year's period, which includes income from discontinued operations of $1,980,000 (or $0.49 per share). The average number of common and common equivalent shares outstanding increased to 5,111,000 shares from 4,010,000 shares in the prior year's period.

Liquidity and Capital Resources

The Company's working capital at June 28, 1997 was $18,238,000 compared with $2,063,000 at December 31, 1996. The current ratio was 6.0 : 1.0 at June 28, 1997 and 1.3 : 1.0 at December 31, 1996. The increase in working capital reflects (a) the receipt of cash upon the exercise of options and warrants for the purchase of common stock, (b) the receipt of $1,000,000 principal payment from TransAct, (c) the receipt of $5,200,000 cash portion of the sales price of Cash Bases and (d) the decrease in the current portion of long term debt resulting from the conversion of notes and debentures into common stock.

The Company has a $2,000,000 Working Capital Facility (the "Working Capital Facility") with Fleet National Bank ("Fleet"). Under this facility, the Company is required to comply with certain financial covenants, including a minimum tangible net worth, a maximum leverage ratio, a minimum interest coverage ratio and a minimum current ratio, otherwise Fleet may withdraw its commitment. The Company was in compliance with these covenants at June 28, 1997 and expects to be in compliance with these covenants for the remainder of 1997.

During the first half of 1997, the Company's operating cash needs were satisfied by cash received upon the exercise of stock options and warrants, cash received from TransAct in payment of a $1,000,000 note and cash received upon the sale of Cash Bases of $5,200,000. At June 28, 1997, the Company had availability of $2,000,000 under the Working Capital Facility and no material commitment for capital expenditures.

During the remainder of 1997, the Company expects that funds generated from operations, supplemented by existing cash balances, if necessary, will be sufficient to satisfy its needs for working capital and capital expenditures, primarily tooling for new products. Over the long term, the Company believes that funds generated from operations and the use of existing cash balances, if necessary, will continue to satisfy its working capital needs and support a certain level of growth.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matter to a Vote of Security Holders

      The Company held its Annual Meeting of Shareholders on May 14, 1997. Matters voted upon at the meeting and the number of votes cast for, against or withheld, are as follows:

      (1) To consider and act upon a proposal to elect the following nominees to be Directors:

            Nominee               Votes For          Votes Against or Withheld
            -------               ---------          -------------------------
            Seth M. Lukash        4,565,283                   155,220
            Paul J. Dunphy        4,565,882                   154,621
            Graham Y. Tanaka      4,566,082                   154,421
            Thomas R. Schwarz     4,566,082                   154,421
            Dennis J. Lewis       4,566,082                   154,421

      (2) To approve the establishment of the 1997 Long Term Incentive Plan for employees, officers and directors of the Corporation. Votes cast were: 2,636,166 for, 173,189 against and 16,125 withheld.

      (3) To approve the establishment of the Non-employee Stock Plan. Votes cast were: 2,538,120 for, 227,772 against and 15,542 withheld.

      (4) To appoint Price Waterhouse LLP as the Company's independent certified public accountants for the year ended December 31, 1997. Votes cast were: 4,700,552 for, 16,340 against and 3,610 withheld.

Item 6. Exhibits and Reports on Form  8-K

      a.    Exhibits

            Exhibit 11.  Computation of Per Share Earnings

      b.    Reports on Form 8-K

            The Company filed a Current Report on Form 8-K on June 13, 1997 to report that on May 29, 1997 it completed the sale of Cash Bases.

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

                                       TRIDEX CORPORATION
                                       ------------------
                                       (Registrant)



August 8, 1997                         /s/ Seth M. Lukash
                                       -----------------------------------------
                                       Seth M. Lukash
                                       Chairman of the Board, President, Chief
                                       Executive Officer, and Chief Operating
                                       Officer


August 8, 1997                         /s/ George T. Crandall
                                       -----------------------------------------
                                       George T. Crandall
                                       Vice President and Treasurer