Form 10-Q
period 1997-09-27
TRIDEX CORP
filed 1997-11-07
CIK 47254

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 27, 1997

                                       OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______________________ to: ____________________

Commission file number: 1-5513

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

                                 YES |_| NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                               Outstanding October 25, 1997
--------------------                                ----------------------------
Common stock, no par value                                  5,351,410

                       TRIDEX CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.      Financial Information:

  Item 1.        Financial Statements

                 Consolidated Condensed Balance Sheets

                 September 27, 1997 and December 31, 1996                      3

                 Consolidated Statements of Income for the
                 Quarters and Nine Months Ended September 27, 1997
                 and September 28, 1996                                        4

                 Consolidated Statements of Cash Flows for the Quarters
                 and Nine Months Ended September 27, 1997 and
                 September 28, 1996                                            5

                 Notes to Consolidated Condensed Financial Statements          6

  Item 2.        Management's Discussion and Analysis of the Results of
                 Operations and Financial Condition                            7

PART II. Other Information:

  Item 6.        Exhibits and Reports on Form 8-K                             10

Signatures                                                                    10

                                  EXHIBIT INDEX

Exhibit 11       Computation of Per Share Earnings                            11

                       TRIDEX CORPORATION AND SUBSIDIARIES

                      Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)

                                   (Unaudited)

                                                 September 27,   December 31,
                                                      1997           1996
                                                 -------------   ------------
ASSETS
Current assets:

   Cash and cash equivalents                        $ 14,933       $  2,787
   Receivables                                         3,470          2,783
   Inventories (Note 4)                                3,455          4,258
   Deferred tax assets                                   324            140
   Other current assets                                   67            146
                                                    --------       --------
     Total current assets                             22,249         10,114
                                                    --------       --------

   Plant and equipment, net                            1,093          1,044
   Excess of cost over fair value of net
     assets acquired                                   2,641          3,014
   Other assets                                        1,036          1,923
   Investment in net assets of discontinued operations:

     Cash Bases GB Ltd. (Note 2)                         605          6,153
     TransAct Technologies Inc. (Note 2)                             11,573
                                                    --------       --------
                                                    $ 27,624       $ 33,821
                                                    ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

   Current portion of long term debt                $      0       $  3,628
   Accounts payable                                    1,852          2,189
   Accrued liabilities                                 1,722          2,234
                                                    --------       --------
     Total current liabilities                         3,574          8,051
                                                    --------       --------

Shareholders' equity:

   Common stock, at stated value                       1,377          1,043
   Additional paid-in capital                         25,069         23,361
   Retained earnings (deficit)                          (206)         2,239
   Unearned compensation                                (432)
   Receivables from sale of stock                       (816)
   Common shares held in treasury, at cost              (942)          (873)
                                                    --------       --------
                                                      24,050         25,770
                                                    --------       --------
                                                    $ 27,624       $ 33,821
                                                    ========       ========


            See notes to consolidated condensed financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Income
                 (Dollars in Thousands Except Per Share Amounts)

                                   (Unaudited)

                                                            Quarters Ended            Nine Months Ended
                                                       September     September      September    September
                                                        27, 1997     28, 1996       27, 1997      28, 1996
                                                      -------------------------   -------------------------
Net sales                                             $     6,872   $     7,180   $    18,592   $    16,241
                                                      -------------------------   -------------------------

Operating costs and expenses:
   Cost of sales                                            5,092         5,410        14,103        11,953
   Engineering, design and product development costs          181           159           497           437
   Selling, administrative and general expenses             1,433         1,456         4,522         3,609
                                                      -------------------------   -------------------------
                                                            6,706         7,025        19,122        15,999
                                                      -------------------------   -------------------------

Operating income (loss)                                       166           155          (530)          242

Other charges (income):
   Gain on sale of subsidiary stock                                      (6,200)                     (6,200)
   Interest expense, net                                     (175)          198          (340)          773
   Other, net                                                   1            42             9            66
                                                      -------------------------   -------------------------
                                                             (174)       (5,960)         (331)       (5,361)
                                                      -------------------------   -------------------------

Income (loss) from continuing operations
  before income taxes                                         340         6,115          (199)        5,603

Provision (benefit) for income taxes                          340            19           (24)         (116)
                                                      -------------------------   -------------------------

Income (loss) from continuing operations                        0         6,096          (175)        5,719

Discontinued operations (Note 2):
   Equity in subsidiaries' income from
     discontinued operations                                    0           974           607         2,954
                                                      -------------------------   -------------------------

Net income                                            $         0   $     7,070   $       432   $     8,673
                                                      =========================   =========================

Earnings (loss) per common and common
   equivalent share:
   Primary:
     Income (loss) from continuing operations         $      0.00   $      1.44   $     (0.03)  $      1.40
     Income from discontinued operations                     0.00           .23          0.11          0.72
                                                      -------------------------   -------------------------
                                                      $      0.00   $      1.67   $      0.08   $      2.12
                                                      =========================   =========================

   Fully diluted:
     Income from continuing operations                              $      1.30                 $      1.30
     Income from discontinued operations                                   0.21                        0.64
                                                                    ===========                 ===========
                                                                    $      1.51                 $      1.94
                                                                    -----------                 -----------

Weighted average common and common
   equivalent shares outstanding
     Primary                                            5,531,000     4,234,000     5,252,000     4,085,000
                                                      =========================   =========================
     Fully diluted                                                    4,719,000                   4,618,000
                                                                    ===========                 ===========


            See notes to consolidated condensed financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)

                                   (Unaudited)

                                                                              Nine Months Ended
                                                                         --------------------------
                                                                         September        September
                                                                         27, 1997         28, 1996
                                                                         ---------        ---------
Cash flows from operating activities:
   Net income                                                            $    432         $ 8,673
   Adjustments to reconcile net income to net cash provided by operating activities:
       Equity in subsidiaries' income from discontinued operations           (607)         (2,954)
       Gain on sale of subsidiary stock                                                    (6,200)
       Stock incentive compensation expense                                   794
       Depreciation and amortization                                          613             937
       Deferred income taxes                                                                  446
       Loss (gain) on disposal of assets                                                       (4)
       Changes in operating assets and liabilities:
         Receivables                                                         (687)         (2,737)
         Inventory                                                            803          (1,084)
         Other current assets                                                  79              51
         Other assets                                                          43             (96)
         Accounts payable, accrued liabilities and income taxes payable      (666)          1,199
                                                                         --------         -------
           Net cash provided by (used in) operating activities                804          (1,769)
                                                                         --------         -------

Cash flows from investing activities:
   Purchases of plant and equipment                                          (273)           (122)
   Proceeds from sale of discontinued operations                            5,200
   Receipt of principal of note receivable from TransAct                    1,000
                                                                         --------         -------
           Net cash provided by (used in) investing activities              5,927            (122)
                                                                         --------         -------

Cash flows from financing activities:
   Principal payments on long term borrowings                                              (5,800)
   Proceeds from exercise of stock options and warrants                     5,580             187
   Net transactions with discontinued operations                              (96)          1,270
   Purchase of treasury shares                                                (69)
   Proceeds from repayment of TransAct debt                                                 7,500
                                                                         --------         -------
           Net cash provided by financing activities                        5,415           3,157
                                                                         --------         -------

Increase in cash and cash equivalents                                      12,146           1,266
Cash and cash equivalents at beginning of period                            2,787             822
                                                                         --------         -------
Cash and cash equivalents at end of period                               $ 14,993         $ 2,088
                                                                         ========         =======

Supplemental cash flow information:
   Interest paid                                                         $     84         $   733
   Income taxes paid, net of refunds                                           63             408

Supplemental non-cash investing and financing activities:
   Conversion of convertible notes and debentures to common stock        $  3,710         $   968


            See notes to consolidated condensed financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of September 27, 1997, the results of its operations for the quarters and nine months ended September 27, 1997 and September 28, 1996 and changes in its cash flows for the quarters and nine months ended September 27, 1997 and September 28, 1996. The December 31, 1996 consolidated condensed balance sheet has been derived from the Company's audited financial statements at that date. These interim financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

      The results of operations for the quarters and nine months ended September 27, 1997 and September 28, 1996 are not necessarily indicative of the results to be expected for the full year.

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

3. Primary earnings per common share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect of stock options and warrants. In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share." The Company will adopt this standard, as required, at the end of this year. Had this standard been adopted at the beginning of 1997, for the quarter ended September 27, 1997 the Company would have reported basic earnings per share of zero from continuing operations and from discontinued operations.

4.    Inventories: Components of inventory are:

                                         September 27, 1997    December 31, 1996
                                         ------------------    -----------------
                                                  (Dollars in Thousands)

      Raw materials and component parts       $   1,305            $   1,144
      Work-in-process                                51                   46
      Finished goods                              2,099                3,068
                                              ---------            ---------
                                              $   3,455            $   4,258
                                              =========            =========

5. Other income, net: Other non-operating expenses in the prior year's quarter include a $58,000 provision for the estimated loss on disposal of unused real estate and $17,000 of equity income from Tridex's remaining 10% equity interest in Cash Bases Group Limited.

6. Commitments and contingencies: The Company is involved in an environmental matter discussed in Note 9 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. As of September 27, 1997 and to the date of this report, there has been no material development in the resolution of this matter.

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

Results of Operations

As described in Note 2 of the Notes to Consolidated Financial Statements, on March 31, 1997 the Company distributed all of its 5,400,000 shares of common stock of TransAct pro rata to the holders of record of the Company's common stock on March 14, 1997. On May 29, 1997 the Company completed the sale of Cash Bases. The Company's Consolidated Condensed Financial Statements have been restated to present the results of operations of TransAct and Cash Bases as discontinued operations. The Consolidated Financial Statements may not necessarily reflect what the results of operations or the financial position of the Company would have been if TransAct had been a separate entity during the periods presented and Cash Bases had been sold as at the beginning of the periods presented. The discussion and analysis set forth below is based upon continuing operations only, consisting of the Company's wholly-owned subsidiary, Ultimate Technology Corporation ("Ultimate"), and the Tridex Ribbon Division.

Quarter Ended September 27, 1997 Compared to Quarter Ended September 28, 1996

Consolidated net sales for the quarter ended September 27, 1997 decreased $308,000 (4.3%) to $6,872,000 from $7,180,000 in the comparable quarter of the prior year. The decrease reflects a slightly lower volume of shipments of Ultimate's point-of-sale ("POS") products. Sales of ribbons also decreased slightly from the prior year's quarter. Sales in the prior year's quarter were at record levels, while the current period reflects steady growth on a quarterly basis.

Consolidated gross profit increased $10,000 (0.6%) to $1,780,000 from $1,770,000 in the prior year's quarter. Consolidated gross profit margin increased to 25.9% from 24.7% in the prior year's quarter as a result of a change in sales mix to a higher proportion of manufactured products. The gross profit margin improved from both the second quarter and the first quarter of 1997.

Consolidated engineering, design and product development costs increased $22,000 (13.8%) to $181,000 from $159,000 in the prior year's quarter. The increase is primarily the result of the cost of developing new POS terminal products and, to a lesser degree, enhancing existing products.

Consolidated selling, administrative and general expenses decreased $23,000 (1.6%) to $1,433,000 from $1,456,000 in the prior year's quarter. Administrative expenses in the 1997 quarter included a non-cash expense of $195,000 related to a stock incentive compensation agreement with the principal executive officers of Ultimate. This additional 1997 administrative expense was offset by reductions in compensation related costs.

Consolidated operating income for the current quarter increased $11,000 (7.1%) to $166,000 from $155,000 in the prior year's quarter. Consolidated operating income as a percentage of sales was a 2.4% compared to 2.2% in the prior year's quarter.

Net interest income for the quarter was $175,000 compared to net interest expense of $198,000 in the prior year's quarter. Interest income consists of interest earned on temporary cash investments. The Company had no debt outstanding during the quarter.

Other non-operating income in the prior year's quarter includes a $6,200,000 (or $1.46 per share) one-time non-taxable gain on the sale of subsidiary stock. Other non-operating expenses in the prior year's quarter includes a $58,000 provision for the estimated loss on disposal of unused real estate partially offset by $17,000 of equity income in the results of Cash Bases.

The provision for income taxes of $340,000 in the current quarter results primarily from the non-deductible goodwill amortization. The Company expects to have an unusually high effective tax rate through the remainder of the year.

Income from continuing operations for the quarter was breakeven, compared to income of $6,096,000 (or $1.44 per share) in the prior year's quarter. Exclusive of the one-time gain, the prior year's quarter would have been a loss of $104,000. Discontinued operations in the prior year's quarter reflect earnings from TransAct and Cash Bases.

Net income for the current quarter was breakeven compared to net income $7,070,000 (or $1.67 per share) in the prior year's quarter, which was comprised of $0.23 per share from discontinued operations and $1.44 per share from continuing operations. The average number of common and common equivalent shares outstanding increased to 5,531,000 shares from 4,234,000 shares in the prior year's quarter.

Nine Months Ended September 27, 1997 Compared to Nine Months Ended September 28, 1996

Consolidated net sales for the nine months ended September 27, 1997 increased $2,351,000 (14.5%) to $18,592,000 from $16,241,000 in the comparable period of the prior year. The increase reflects greater volume of shipments of certain POS platforms, custom manufactured keyboards and customer displays as well as increased sales of ribbons.

Consolidated gross profit increased $201,000 (4.7%) to $4,489,000 from $4,288,000 in the prior year's period. Consolidated gross profit margin decreased to 24.1% from 26.4% in the prior year's period as a result of a change in sales mix to a higher proportion of distributed products. The current year sales contain a lower proportion of manufactured products, particularly custom keyboards and pole displays, versus distributed products as compared to the prior year's period.

Consolidated engineering, design and product development costs increased $60,000 (13.7%) to $497,000 from $437,000 in the prior year's period. The increase is primarily the result of the cost of developing new POS terminal products and, to a lesser degree, enhancing existing products.

Consolidated selling, administrative and general expenses increased $913,000 (25.3%) to $4,522,000 from $3,609,000 in the prior year's period. Selling expenses increased $208,000 primarily the result of more intensive efforts in the selling of POS terminal systems, including increased advertising and sales support personnel. Administrative and general expenses include a current period non-cash expense of $794,000 related to a stock incentive compensation agreement with the principal executive officers of Ultimate. This additional 1997 administrative expense was partially offset by a reduction in professional services and compensation related costs.

Consolidated operating income (loss) for the current period was a loss of $530,000 compared to income of $242,000 in the prior year's period. The loss in the current period was primarily the result of the increase in selling, administrative and general expenses, particularly the expense of the stock incentive compensation agreement discussed above. Consolidated operating income
(loss) as a percentage of sales was a 2.9% loss compared to 1.5% gain in the prior year's period.

Net interest income for the nine month period was $340,000 compared to net interest expense of $773,000 in the prior year's period. Interest income for the nine month period primarily consists of interest earned on temporary cash investments. The Company had no debt outstanding at the end of the period.

Other non-operating income in the prior year includes a $6,200,000 (or $1.52 per share) one-time non-taxable gain on the sale of subsidiary stock. Other non-operating expenses in the current nine month period include $9,000 representing the Company's 10% share of the losses of Cash Bases. Other non-operating expenses in the prior year's period include a $113,000 provision for the estimated loss on disposal of unused real estate, partially offset by $48,000 of equity income in the results of Cash Bases.

The provision for income taxes in the first nine months results primarily from the non-deductible goodwill amortization. The Company expects to have an unusually high effective tax rate through the remainder of the year.

Loss from continuing operations was $175,000 (or $0.03 per share) compared to income of $5,719,000 (or $1.40 per share) in the prior year's period. Discontinued operations reflect a loss of $199,000 on the sale of Cash Bases, a

$67,000 loss from the operations of Cash Bases prior to the May 29, 1997 sale and $873,000 earnings from TransAct. Discontinued operations in the prior year's period reflect earnings from TransAct and Cash Bases.

Net income for the current period was $432,000 (or $0.08 per share) compared to $8,673,000 (or $2.12 per share) in the prior year's period, which includes income from discontinued operations of $2,954,000 (or $0.72 per share). The average number of common and common equivalent shares outstanding increased to 5,252,000 shares from 4,085,000 shares in the prior year's period.

Liquidity and Capital Resources

The Company's working capital at September 27, 1997 was $18,675,000 compared with $2,063,000 at December 31, 1996. The current ratio was 6.2 : 1.0 at September 27, 1997 and 1.3 : 1.0 at December 31, 1996. The increase in working capital reflects (a) the receipt of cash upon the exercise of options and warrants for the purchase of common stock, (b) the receipt of $1,000,000 principal payment from TransAct, (c) the receipt of $5,200,000 cash portion of the sales price of Cash Bases and (d) the decrease in the current portion of long term debt resulting from the conversion of notes and debentures into common stock.

The Company has a $2,000,000 Working Capital Facility (the "Working Capital Facility") with Fleet National Bank ("Fleet"). Under this facility, the Company is required to comply with certain financial covenants, including a minimum tangible net worth, a maximum leverage ratio, a minimum interest coverage ratio and a minimum current ratio, otherwise Fleet may withdraw its commitment. The Company was in compliance with these covenants at September 27, 1997 and expects to be in compliance with these covenants for the remainder of 1997. At September 27, 1997, the Company had availability of $2,000,000 under the Working Capital Facility and no material commitment for capital expenditures.

During the remainder of 1997, the Company expects that funds generated from operations, supplemented by existing cash balances, if necessary, will be sufficient to satisfy its needs for working capital and capital expenditures, primarily tooling for new products. Over the long term, the Company believes that funds generated from operations and the use of existing cash balances, if necessary, will continue to satisfy its working capital needs and support a certain level of growth. The Company is exploring strategic acquisitions, joint ventures and alliances to complement internal growth.

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

                                       TRIDEX CORPORATION
                                       --------------------------

                                       (Registrant)



November 7, 1997                       /s/ Seth M. Lukash
                                       ---------------------------
                                       Seth M. Lukash

                                       Chairman of the Board, President, Chief
                                       Executive Officer, and Chief Operating
                                       Officer



November 7, 1997                       /s/ George T. Crandall
                                       ---------------------------
                                       George T. Crandall
                                       Vice President and Treasurer