Form 10-K
period 1997-12-31
TRIDEX CORP
filed 1998-03-30
CIK 47254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                          -----------------------------
                                    FORM 10-K
                          -----------------------------

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

      For the fiscal year ended: December 31, 1997

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
      For the transition period from __________ to  __________ .


                          -----------------------------
                             Commission File Number:
                                     1-5513
                          -----------------------------

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

       Registrant's telephone number, including area code: (203) 226-1144

          Securities registered pursuant to Section 12(b) of the Act:


       Title of each class             Name of each exchange on which registered
----------------------------------     -----------------------------------------
 Common Stock, Without Par Value                         NASDAQ

Securities registered pursuant to Section 12(g) of the Act:  None

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes| X | No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. |_|

As of March 13, 1998 the aggregate market value of the registrant's issued and outstanding voting stock held by non-affiliates of the registrant was $33,533,000.

As of March 13, 1998 the registrant had outstanding 5,351,410 shares of common stock, without par value.

                        Exhibit Index appears on page 29

PART I

ITEM 1.    BUSINESS

General Tridex Corporation ("Tridex" or the "Company"), through its wholly-owned subsidiary Ultimate Technology Corporation ("Ultimate") and its Tridex Ribbons Division, is primarily engaged in the design, development, manufacture, integration and sale of custom-designed terminal devices, customer displays, keyboards, and other peripheral devices used in a variety of transactions at the retail point-of-sale ("POS") and ribbon cartridges for specialty dot matrix printers. See Note 2 to the Company's 1997 Consolidated Financial Statements for a discussion of discontinued operations. All dollar amounts within this report, unless otherwise indicated, exclude results of discontinued operations.

(A)   General Development of Business since December 31, 1996
      On March 31, 1997 the Company effected the previously announced pro rata distribution of 5,400,000 shares of common stock of its former subsidiary, TransAct Technologies Incorporated ("TransAct") to Tridex stockholders on the basis of 1.005 shares of TransAct common stock for each share of Tridex common stock owned. Since the distribution, Tridex and TransAct have been separate publicly traded companies.

      On May 29, 1997 Tridex completed the sale of its wholly-owned subsidiary Cash Bases GB Limited ("Cash Bases") to a group comprised of the executive directors of Cash Bases and Lloyds Development Capital Limited for up to $6,200,000, consisting of $5,200,000 in cash, a $250,000 unsecured promissory note bearing interest at the rate of 10% per annum payable in full on April 30, 2000, contingent payments of up to $750,000 depending upon Cash Bases' earnings before interest and taxes for the fiscal years ending December 31, 1998 and December 31, 1999, and a 10% equity stake in the newly organized buyer, Cash Bases Group Limited ("Cash Bases Group"). On February 25, 1998 the Company entered into an agreement with Cash Bases Group whereby the Company sold to Cash Bases Group its remaining equity interest in Cash Bases Group, the $250,000 note and the future contingency payments for an aggregate amount of $855,000 in cash. Proceeds of the transaction were received in March 1998. The Consolidated Financial Statements have been restated to present the results of operations of TransAct and Cash Bases as discontinued operations.

      On February 25, 1998, the Company announced that it entered an agreement to purchase all of the issued and outstanding shares of privately-held Progressive Software, Inc. ("Progressive"), a leading POS software and systems provider for the restaurant and specialty retail industries. Progressive's 1997 sales were approximately $34 million. The acquisition is subject, among other things, to obtaining acquisition financing. The acquisition is scheduled to close in April 1998.

(B)   Financial Information about Industry Segments
      As of the date hereof, Tridex operates in one industry segment, the design, development, manufacture, integration and sale of terminal devices, customer displays, keyboards and other peripheral devices, and ribbon cartridges for specialty dot matrix printers.

(C)   Narrative Description of Business
      (i)   Principal Products and Services
            Tridex designs, manufactures and sells customer displays, keyboards and terminal devices for POS applications. Tridex manufactures and markets POS customer displays, keyboards and terminal devices for use in Twinax, Unix/Aix and PC-based POS applications. Tridex's terminals and other peripheral products are sold to system integrators, original equipment manufacturers and directly to end users by a direct sales force located in New York, New Hampshire, Illinois, California and Texas.

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

      (iii) Intellectual Property
            The Company regards certain hardware designs and software incorporated into its products as proprietary and attempts to protect them with a combination of copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and similar means. It may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or otherwise obtain and use, to the Company's detriment, information that the Company regards as proprietary. Moreover, the laws of some foreign countries do not afford the same protection to the Company's proprietary rights as do United States laws. There can be no assurance that legal protections relied upon by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop products that are substantially equivalent or superior to the Company's. In addition, some of the intellectual property used by Ultimate is not proprietary. No assurance can be given that such intellectual property will not be used by Ultimate's competitors.

      (iv)  Seasonality and Practices Relating to Working Capital Items
            Sales of the Company's products are not subject to material seasonal variations. The Company has not historically been required to maintain significant inventories of raw materials or finished goods in order to fill customer orders.

      (v)   Certain Customers
            Sales to Lowe's Companies, Inc. accounted for approximately 10% and 22% of net sales for the years ended December 31, 1997 and December 31, 1996, respectively. Sales to Advance Stores Company Inc. ("Advance Auto") accounted for approximately 19% of net sales for the nine months ended December 31, 1995.

      (vi)  Backlogs
            The Company's backlog of firm orders was approximately $2,750,000 as of March 13, 1998 and $2,600,000 as of March 14, 1997. Tridex expects to fill all of its' backlog within the current fiscal year.

      (vii) Competition
            Competition is intense in all of the Company's markets. Many of the Company's current and potential competitors are large multi-national enterprises with greater financial resources, extensive experience and resources in designing, manufacturing and marketing a wide range of peripheral devices and systems. Ultimate competes with other POS manufacturers and system integrators, including NCR and IBM, as well as distributors of terminals, keyboards and customer pole displays.

            In certain markets, the Company's competitors sometimes offer prices lower than the Company's because of lower overhead, attributable to higher volume production and off-shore manufacturing locations, which enjoy cheaper sources of labor and raw materials. Many of the Company's domestic competitors, particularly those that are divisions of substantially larger companies, have greater financial and other resources than Tridex.

      (viii) Research and Development Activities
            The Company spent approximately $734,000 in 1997, $481,000 in 1996, and $352,000 during the nine months ended December 31, 1995, on engineering, design and product development efforts in connection with specialized engineering and design to introduce a number of new products and to customize products for the Company's customers.

      (ix)  Environment
            Allu Realty Trust ("Allu"), a Massachusetts business trust with transferable shares, all of which are owned by Tridex, is the former owner of land improved with a manufacturing warehouse building located at 100 Foley Street, Somerville, Massachusetts (the "Site"). Although Allu sold the property to 100 Foley Street Incorporated ("Foley"), an unrelated entity, Allu and Tridex remain responsible for certain environmental problems associated with the Site.

            In 1984, Allu and Tridex disclosed to the Massachusetts Department of the Attorney General the existence of chromium, oil and grease at the Site. As a result, the Environmental Protection Division of the Department of the Attorney General and the Massachusetts Department of Environmental Protection ("MDEP") conducted an investigation of the Site. At MDEP's request, the Company retained an environmental engineering firm, which completed a Phase II investigation study of the Site. The Company conducted further studies to more specifically characterize and assess the Site and to determine appropriate long term clean up.

            In 1993, the Company entered into an agreement with Foley pursuant to which Tridex and Foley agreed to pay 75% and 25%, respectively, of the costs incurred after January 1, 1992 in connection with the investigation and remediation of the Site (the "Site Participation Agreement"). The Site Participation Agreement also provides that, to the extent there are available proceeds from the sale of the Site or, if not sold, from the operation of the Site after January 1, 1997, Tridex shall be reimbursed approximately $200,000 of the $250,000 it expended in connection with the Site prior to January 1, 1992. As of December 31, 1997, the Company had spent approximately $724,000 in connection with the Site.

            In 1997, Foley sold the Site to Stop & Shop, Inc. ("Stop & Shop") and Stop & Shop has taken control of all remediation of the Site. However, Foley asserts that Allu and Tridex remain liable for payment of certain costs associated with the remediation of the Site. Also in 1997, Foley brought suit against the Company claiming that the Company failed to contribute its share of the remediation costs pursuant to the Site Participation Agreement. The Company has filed a counterclaim. This litigation has been stayed pending completion of the remediation. The implementation of clean-up measures has commenced, and may be completed in 1998, in which case the entire amount of remediation costs to be borne by the Company would be incurred and paid in 1998. As of December 31, 1997, the Company had accrued $262,000 for the Site, which represents the currently estimated minimum cost of remediation, after considering the Site Participation Agreement. The Company estimates that it will spend up to $275,000 in connection with the Site. Accordingly, although no assurances can be given regarding the total costs which may be incurred, the Company does not believe at this time that the remediation of the Site is reasonably likely to have a material effect on the Company's financial condition, results of operations or liquidity. The Company expects that, as in the past, cash from operations will be sufficient to pay the costs of remediation.

      (x)   Employees
            As of March 13, 1998, Tridex and its subsidiaries employed approximately 94 persons, of which 79 were full time and 15 were temporary employees.

(D)   Financial Information About Foreign and Domestic Operations and Export
      Sales
      At the present time, the Company has no foreign operations. From June 1994 through May 1997, the Company owned Cash Bases GB Limited, a manufacturer of custom cash drawers located in the United Kingdom. The results of operations of Cash Bases are classified as discontinued operations. Export sales from the United States were approximately $879,000 in 1997, $130,000 in 1996 and $100,000 for the nine months ended December 31, 1995.

(E)   Directors and Executive Officers of the Registrant
      (i)   Directors of the Registrant

                                                                Principal
                             Principal                          Business of
      Director Name    Age   Occupation       Employer Name     Employer
      ---------------- ----- ---------------- ----------------- ----------------

      Seth M. Lukash     51  Chairman of      Tridex            Manufacturer
                             the Board,       Corporation       of computer
                             President,                         peripheral
                             Chief                              equipment for
                             Executive                          POS
                             Officer and                        applications.
                             Chief
                             Operating
                             Officer

      Paul J. Dunphy     79  Management       Self-employed     Management
                             Consultant                         consulting.

      Dennis J. Lewis    43  President        Ultimate          Manufacturer
                                              Technology        of computer
                                              Corporation (a    peripheral
                                              wholly-owned      equipment for
                                              subsidiary of     POS
                                              the Company)      applications.

      Thomas R. Schwarz  61  Retired          None              Personal
                                                                investments.

      Graham Y. Tanaka   50  President        Tanaka Capital    Investment
                                              Management,       advising.
                                              Inc.

      (ii)  Executive Officers of the Registrant

      Name              Age  Position
      ----------------  ---  ---------------------------------------------------

      Seth M. Lukash     51  Chairman of the Board of Directors, President,
                             Chief Executive Officer, Chief Operating Officer and Director

      Daniel A.          38  Vice President
      Bergeron

      George T.          51  Vice President, Treasurer, Controller and
      Crandall               Secretary

      Thomas F.          40  Vice President, Human Resources
      Curtin, Jr.

      Dennis J. Lewis    43  President, Ultimate Technology Corporation, a
                             wholly-owned subsidiary of the Company

      Gary H. German     43  Vice President - Sales, Ultimate Technology
                             Corporation, a wholly-owned subsidiary of the Company

      Paul C. Wolf       36  Vice President - Engineering, Ultimate Technology
                             Corporation, a wholly-owned subsidiary of the Company

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

      Daniel A. Bergeron has been a Vice President of the Company since March 19, 1998. Effective April 1, 1998, Mr. Bergeron will be appointed Chief Financial Officer of the Company. Prior to joining Tridex, Mr. Bergeron served as Vice President and Chief Financial Officer of the international manufacturing and engineering company Dorr-Oliver Incorporated. Prior to 1987, Mr. Bergeron held various financial management positions with Akzo Chemical and United Brands Company.

      George T. Crandall has been a Vice President of the Company since September 1992, Treasurer since November 1990 and Corporate Controller since March 1989. Prior to joining Tridex in November 1988, Mr. Crandall was a consultant to Northeast Manufacturing Companies, Inc. and was previously employed by Revere Copper and Brass Incorporated.

      Thomas F. Curtin, Jr. has been a Vice President of Human Resources of the Company since April 1995. In May 1997 the Board of Directors appointed him an executive officer. Prior to joining Tridex as Director of Human Resources in 1994, Mr. Curtin held human resource management positions with Lone Star Industries, Berol Corporation, and Brockway Glass Company.

      Dennis J. Lewis has been President of Ultimate since its acquisition by the Company in 1993. Prior to the acquisition, Mr. Lewis had served as Ultimate's President, Chief Executive Officer and a Director since founding Ultimate in 1988. Prior to 1988, Mr. Lewis held senior management positions related to the sales, engineering and service of computer peripherals with Digital Equipment Corporation, Naum Brothers, RG Engineering, Serv Tech and Add Electronics.

      Gary H. German has been Vice President of Sales and Marketing with Ultimate Technology since 1992. Prior to joining the Company in 1991 as Director of Sales and Marketing, Mr. German held senior sales positions with Apollo Computer, Prime Computer and MIPS Computer Systems.

      Paul C. Wolf has been Vice President of Engineering with Ultimate Technology since 1993. Prior to joining the Company in 1990 as Director of Engineering, Mr. Wolf completed quality designs for companies such as Hughes Network Systems, Federal Express and Tokheim Security Pacific.

ITEM 2. PROPERTIES

The Company's operations are currently conducted at the three facilities described below:

                                              Size -       Owned
                                           Approx. Sq.       or       Lease
Location            Operations Conducted       Ft.         Leased     Expiration Date
-------------------------------------------------------------------------------------
Westport,           Principal executive        5,000       Leased     July 31, 2001
Connecticut         offices

Victor, New York    Manufacturing             80,000       Leased     January 31, 2002
                    facility

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

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS

The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market ("NASDAQ") under the symbol "TRDX." As of March 13, 1998 there were 1,190 holders of record of the common stock. The following table lists the high and low sales prices of the common stock reported during the years ended December 31, 1997, and December 31, 1996.

                                               Year Ended
                   --------------------------------------------------------------------
                           December 31, 1997                 December 31, 1996
                   --------------------------------------------------------------------
                         High             Low              High             Low
                   --------------------------------------------------------------------
January - March         18 1/4           12 1/2          7 15/16           6 1/4
April - June            3 1/16           2 1/2           12 3/16           7 1/8
July - September          7              3 1/4            12 1/4           8 1/2
October - December      6 7/8              4              14 1/8           10 3/4

The following table lists adjusted sales prices provided to the Company by NASDAQ to reflect a pro rata allocation of the market prices for the Company's common stock as if the distribution of TransAct had occurred prior to January 1, 1996.

                                               Year Ended
                   --------------------------------------------------------------------
                           December 31, 1997                 December 31, 1996
                   --------------------------------------------------------------------
                         High             Low              High             Low
                   --------------------------------------------------------------------
January - March         3 3/4            2 1/2            1 5/8            1 1/4
April - June                                              2 1/2            1 1/2
July - September                                          2 1/2            1 3/4
October - December                                        2 7/8            2 1/8

No dividends or other distributions on the common stock (other than the distribution of TransAct stock to Tridex shareholders in 1997) has been declared in more than ten years. The Company does not anticipate declaring dividends in the foreseeable future. The Company's credit agreement with Fleet National Bank ("Fleet") prohibits the payment of cash dividends for the term of the agreement.

ITEM 6. SELECTED FINANCIAL DATA

                                                 Year Ended                       Nine Months Ended             Fiscal Year Ended
                                   -------------------------------------------------------------------------------------------------
                                   December       December      December       December       December        April          April
                                   31, 1997       31, 1996      31, 1995       31, 1995       31, 1994        1, 1995        2, 1994
                                   -------------------------------------------------------------------------------------------------
                                                           (Dollars in thousands, except per share amounts)
Statement of Operations Data:
   Net sales from
     continuing operations         $ 25,833       $ 22,325      $ 18,854       $ 14,393       $  9,010       $ 13,471       $ 12,516
                                   -------------------------------------------------------------------------------------------------

   Income (loss) from
     continuing operations         $   (568)      $  5,646      $   (670)      $ (1,407)      $   (786)      $   (159)      $    520
                                   -------------------------------------------------------------------------------------------------

   Income (loss) from
     continuing operations
     per common- basic             $  (0.11)      $   1.44      $  (0.18)      $  (0.38)      $  (0.22)      $  (0.04)      $   0.16
                                   -------------------------------------------------------------------------------------------------

   Cash dividends per
     common share                      None           None          None           None           None           None           None
                                   -------------------------------------------------------------------------------------------------

                                                                         As of
                                   ----------------------------------------------------------------------------------
                                   December       December      December       December       April 1,       April 2,
                                   31, 1997       31, 1996      31, 1995       31, 1994         1995           1994
                                   ----------------------------------------------------------------------------------
Balance Sheet Data:
   Total assets                    $ 28,003       $ 33,972      $ 29,006       $ 26,949       $ 29,658       $ 21,384
                                   ----------------------------------------------------------------------------------

   Long term debt                      None           None      $  8,171       $  6,443       $  5,998       $  5,307
                                   ----------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this report, including, but not limited to, statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts may be deemed to contain forward looking statements with respect to events the occurrence which involves risks and uncertainties, including, but not limited to, the Company's expectations regarding net sales, gross profit, operating income and financial condition.

(A)   Results of Operations
      As described in Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this report, and in "Business - General Development of Business Since December 31, 1996" in Item 1(A), in 1997 the Company completed the spin-off of TransAct and the sale of Cash Bases. The Selected Financial Data are derived from the Company's Consolidated Financial Statements, which have been restated from historical financial statements to present the results of operations of TransAct and Cash Bases as discontinued operations for all periods presented. The Consolidated Financial Statements may not necessarily reflect what the results of operations or the financial position of the Company would have been if TransAct and Cash Bases had been separate entities during the periods presented. The discussion and analysis set forth below is based upon continuing operations only.

      (i) Year ended December 31, 1997 compared to year ended December 31, 1996 Consolidated net sales for the year ended December 31, 1997 increased $3,508,000 (15.7%) to $25,833,000 from $22,325,000 for the prior year. The increase reflects greater volume of shipments of certain POS terminals, custom manufactured keyboards and customer displays.

            Consolidated gross profit increased $227,000 (3.9%) to $6,087,000 from $5,860,000 in the prior year, primarily due to the increase in the volume of shipments of POS terminal systems. The gross margin declined to 23.6% from 26.2% in the prior year as a result of a change in sales mix to a higher proportion of distributed products and a lower proportion of manufactured products, particularly custom keyboards and pole displays.

            Consolidated engineering, design and product development costs increased $253,000 (52.6%) to $734,000 from $481,000 in the prior year. The increase reflects the ongoing cost of enhancing existing products and developing new products, such as Ultimate's Series 600 POS Keyboard and Series 7000 and 8000 Compact PC's / Network Computers.

            Consolidated selling, administrative and general expenses increased $1,294,000 (25.5%) to $6,367,000 from $5,073,000 in the prior year.
            Administrative and general expense in 1997 include a non-cash expense of $1,225,000 related to a stock incentive compensation agreement with the principal executive officers of Ultimate. General expenses in 1996 included a charge of $320,000 to amend an unfunded pension arrangement established in 1995. Selling expenses increased $265,000 in 1997 primarily as the result of more intensive efforts in the selling of POS terminal systems including increased advertising and sales support personnel.

            The operating loss for 1997 was $1,014,000 compared to an operating income of $306,000 in the prior year. The operating loss as a percent of revenue was 3.9% in 1997 compared to operating income of 1.4% of revenue in the prior year. The loss in the current period was primarily the result of the increase in selling, administrative and general expenses, particularly the expense of the stock incentive compensation agreement discussed above.

            Net interest income was $603,000 compared to net interest expense of $827,000 in the prior year. Interest income for the year primarily consists of interest earned on temporary cash investments. The Company had no debt outstanding at the end of 1997.

            Other non-operating expense, (net) for the current period includes a provision of $196,000 to write-down the value of real estate held for sale, based upon the declining market value of the property. The prior year includes an additional provision of $163,000 for loss on the anticipated disposal of real estate held for sale. Non-operating income for the prior year includes the non-taxable gain of $6,200,000 from the initial public offering of TransAct (the "TransAct Offering").

            The income tax benefit for 1997 is $44,000 compared to $112,000 in 1996. The effective tax rate is related to state income taxes and non-deductible amortization of goodwill. The 1996 provision was benefited by the $6,200,000 non-taxable gain recognized from the TransAct Offering.

            The loss from continuing operations for 1997 was $568,000 (or $0.11 per share - basic) compared to income of $5,646,000 (or $1.44 per share basic) in the prior year. Exclusive of the one-time gain from the TransAct Offering, the loss from continuing operations was $554,000 (or $0.14 per share - basic) in the prior year.

            Discontinued operations reflect the equity in the income of TransAct. Spin-off related expenses consist of professional services and other costs related to the spin-off of TransAct.

            Net loss for 1997 was $35,000 (or $0.01 per share - basic and diluted) as compared to net income of $8,848,000 (or $2.26 per share
            - basic, $2.00 per share - diluted) for the prior year. The average number of common shares - basic outstanding was 5,157,000 during 1997 compared to 3,913,000 during 1996.

      (ii) Year ended December 31, 1996 compared to year ended December 31, 1995 Consolidated net sales for the year ended December 31, 1996 increased $3,471,000 (18.4%) to $22,325,000 from $18,854,000 for the prior year. Sales of POS terminal systems and related products into the POS market accounted for this increase.

            Consolidated gross profit for 1996 increased $603,000 (11.5%) to $5,860,000 from $5,257,000 in the prior year, primarily due to the increase in the volume of shipments of both POS terminal systems. The gross margin declined slightly to 26.2% from 27.9% in the prior year due to the sales mix of POS terminal systems.

            Consolidated engineering, design and product development costs increased $20,000 (5%) to $481,000 in 1996 from $461,000 in the prior year. The increase reflects the ongoing cost of developing new products and enhancing existing products.

            Consolidated selling, administrative and general expenses decreased $236,000 (4.4%) to $5,073,000 from $5,309,000 in the prior year.
            Such expenses in 1995 included $680,000 for the settlement of certain litigation, $339,000 for establishing an unfunded pension arrangement and other non-recurring charges totaling approximately $246,000. Expenses in 1996 include a provision of $320,000 to amend the unfunded pension arrangement established in the prior year.

            Operating income in 1996 was $306,000 compared to an operating loss of $513,000 in the prior year. The increase in operating profit reflects increased volume of shipments of POS terminal systems. Operating profit as a percentage of revenue was 1.4% in 1996 compared to an operating loss of 2.7% of revenue in the prior year.

            Net interest expense decreased $488,000 (37.1%) to $827,000 from $1,315,000 in the prior year. The decrease in interest expense was due primarily to lower levels of indebtedness under the working capital facility, repayment of bank debt and the conversion of debentures to common stock.

            Non-operating income in 1996 includes the non-taxable gain of $6,200,000 from the TransAct Offering. Other non-operating expense,
            (net) includes a provision of $163,000 for loss on the anticipated disposal of unused real estate held for sale. The prior year includes a provision of $135,000 for environmental matters and an additional provision of $92,000 for loss on the anticipated disposal of real estate held for sale.

            The income tax benefit for 1996 was $112,000 compared to a benefit of $1,450,000 in 1995. The 1996 provision was benefited by a $6,200,000 non-taxable gain recognized from the TransAct Offering. The remaining provision is related to state income taxes and non-deductible amortization of goodwill.

            Income from continuing operations for 1996 was $5,646,000 (or $1.44 per share - basic and diluted). Exclusive of the one-time gain from the TransAct Offering, the loss from continuing operations was $554,000 (or $.14 per share - basic) in 1996 compared to a loss of $2,120,000 (or $.18 per share - basic) in the prior year. Discontinued operations reflect the equity in the income of TransAct and Cash Bases. Spin-off related expenses consist of professional services and other costs related to the spin-off of TransAct.

            Net income for 1996 was $8,848,000 (or $2.26 per share - basic, $2.00 per share - diluted) as compared to net income of $214,000 (or $.05 per share - basic) in the prior year. The average number of common shares - basic outstanding was 3,913,000 during 1996 compared to 3,722,000 shares during 1995.

      (iii) Liquidity and Capital Resources
            The Company's working capital at December 31, 1997 was $19,490,000 compared with $2,026,000 at December 31, 1996. The current ratio was 6.2:1.0 at December 31, 1997 compared with 1.3:1.0 at December 31, 1996. The increase in working capital and current ratio reflects (a) the receipt of $5,580,000 from the exercise of options and warrants for the purchase of common stock (b) the receipt of $1,000,000 principal payment from TransAct, (c) the receipt of the $5,200,000 cash portion of the sales price of Cash Bases and (d) the decrease of $3,628,000 in the current portion of long term debt resulting from the conversation of notes and debentures into common stock. During 1997, the Company's cash requirements were satisfied by cash flow from operations.

            The Company has a $2,000,000 Working Capital Facility (the "Working Capital Facility") with Fleet National Bank ("Fleet"). Under this facility, the Company is required to comply with certain financial covenants, including a minimum tangible net worth, a maximum leverage ratio, a minimum interest coverage ratio, and a minimum current ratio, or Fleet may withdraw its commitment. At December 31, 1997, the Company was in compliance with these covenants, except for the covenant prohibiting an annual net loss. The Company and Fleet amended the Working Capital Facility to allow the annual net loss to be incurred in 1997. The Company expects to be in compliance with these covenants for the foreseeable future. At December 31, 1997, the Company had availability of $2,000,000 under the Working Capital Facility and no material commitment for capital expenditures.

            In February 1997, in anticipation of the distribution of the TransAct shares, the Board of Directors accelerated the vesting of outstanding options, including options under the Tridex Corporation 1989 Long Term Incentive Plan (the "1989 Plan"), and issued notices of redemption of convertible debentures. During the period January 1, 1997 through March 14, 1997, the Company issued common stock as follows: (a) 599,300 shares to optionees under the 1989 Plan. upon payment of a total of $4,185,000 exercise price, (b) 260,632 shares to holders of warrants upon payment of a total of $2,211,000 exercise price, (c) 273,318 shares to holders of 10.5% Debentures upon conversion of a total of $2,460,000 principal amount of debentures, (d) 104,127 shares to holders of 8% Notes upon conversion of a total of $1,250,000 aggregate principal amount, and
            (e) 100,000 shares to certain officers of Ultimate in accordance with the Stock Incentive Compensation Agreement.

            In connection with the exercise of options under the Plan, the Company offered loans to all employees whose total exercise price of options under the Plan exceeded $50,000. The loans, which totaled $893,000, are full recourse loans due in May 1998, bear interest at the rate of 6.08% and are secured by pledges of the shares acquired by the employees through the exercise of Plan options. At December 31, 1997, $816,000 was outstanding under such loans.

            As part of its business strategy, the Company intends (i) to focus on internal growth through the development of products that broaden and extend the business of providing integrated systems and peripheral devices to the POS, financial services and other transaction based markets and (ii) to pursue acquisitions, joint ventures, strategic alliances or other transactions, including transactions to complement its existing products and markets, acquire new product lines or enter new markets. Implementation of this strategy may require substantial capital expenditures. There can be no assurance that the Company will be able to successfully implement its strategy, or that the Company can successfully manage any new operations.

            On February 25, 1998, the Company announced that it entered into an agreement to purchase all of the issued and outstanding shares of Progressive, a leading POS software and systems provider for the restaurant and specialty retail industries. The acquisition is scheduled to close in April 1998 and is subject, among other things, to the completion of acquisition financing.

            The purchase price of the proposed acquisition is estimated to be approximately $44,000,000 plus the assumption of approximately $8,000,000 of indebtedness. The proposed purchase price is payable in a combination of shares of the Company's common stock valued at up to $5,000,000, with the balance in cash and assumed debt. The Company expects to pay the cash portion of the purchase price by using approximately $15,000,000 of its existing cash balances and to fund the remainder through new borrowings. The Company has received a commitment from Fleet to provide the Company with senior secured credit facilities consisting of a revolving line of credit of up to $11,000,000 and a term loan of up to $12,000,000. In addition, the Company intends to obtain unsecured subordinated debt financing of $11,000,000 to $16,000,000 from one or more institutional investors. The Company believes that such new borrowings can be obtained at interest rates comparable to current rates in similar transactions. The Company anticipates that subordinated debt will require the issuance of stock purchase warrants.

            The Company believes that funds generated from the operations of the combined companies and borrowings under the revolving line of credit, as necessary, will satisfy the working capital needs, support the anticipated level of growth and meet scheduled debt retirements.

      (iv)  The Year 2000

            To identify risks related to the year 2000 issue and address the potential impact on its operations and financial condition, the Company has surveyed its products, information systems, suppliers, customers and other third parties with significant relationships with the Company. Based upon its survey and the advice of technical consultants, the Company believes that the year 2000 issue will not have a material impact on its products and that the cost of addressing the year 2000 issue is not likely to have a material impact on its operations or financial condition. The Company will continue to review the year 2000 issue for potential impact on its products, operations and financial condition.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                  Page
                                                                                 Number
                                                                                 ------
Report of Independent Accountants                                                  13

Tridex Corporation and Subsidiaries consolidated financial statements:

   Consolidated balance sheets as of December 31, 1997 and December 31, 1996.      14

   Consolidated statements of operations for the years ended December 31, 1997,
   December 31, 1996 and the nine months ended December 31, 1995.                  15

   Consolidated statements of shareholders' equity for the years ended December
   31, 1997 and December 31, 1996.                                                 16

   Consolidated statements of cash flows for the years ended December 31, 1997,
   December 31, 1996 and the nine months ended December 31, 1995.                  17

   Notes to consolidated financial statements.                                     18

   Financial Statement Schedules - All schedules are omitted since the required information is either (a) not present or not present in amounts sufficient to require submission of the schedule or (b) included in the financial statements or notes thereto.

                        Report of Independent Accountants



      To the Board of Directors and Shareholders of Tridex Corporation

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Tridex Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997 and December 31, 1996 and the nine months ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


      Price Waterhouse LLP
      Hartford, Connecticut

      February 13, 1998

                       TRIDEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                                 December 31, 1997    December 31, 1996
                                                                 -----------------    -----------------
ASSETS
Current Assets:
  Cash and cash equivalents                                           $ 11,839            $  2,787
  Short term investments                                                 4,403
  Receivables (Note 3)                                                   3,043               2,783
  Inventories (Note 4)                                                   2,987               4,258
  Deferred tax assets (Note 10)                                            659                 324
  Other current assets                                                     343                 146
                                                                      ----------------------------
   Total current assets                                                 23,274              10,298
                                                                      ----------------------------

Plant and equipment:
  Machinery, furniture and equipment                                     2,138               1,624
  Leasehold improvements                                                   298                 278
                                                                      ----------------------------
                                                                         2,436               1,902
  Less accumulated depreciation                                         (1,195)               (858)
                                                                      ----------------------------
                                                                         1,241               1,044
                                                                      ----------------------------

Excess of cost over fair value of net assets
  acquired                                                               2,517               3,014

Other assets                                                               366               1,890

Investment in net assets of discontinued operations:
  Cash Bases GB Limited (Note 2)                                           605               6,153
  TransAct Technologies Corporation (Note 2)                                                11,573
                                                                      ----------------------------
                                                                      $ 28,003            $ 33,972
                                                                      ============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long term debt (Note 6)                          $      0            $  3,628
  Accounts payable                                                       1,820               2,189
  Accrued liabilities (Note 5)                                           1,806               2,299
  Income taxes payable                                                     158                  86
                                                                      ----------------------------
   Total current liabilities                                             3,784               8,202
                                                                      ----------------------------

Commitments and contingencies (Note 8)

Shareholders' equity (Notes 1 and 9):
  Preferred stock, $1 par value; authorized
   2,000,000 shares; issued none
  Common stock, no par value, stated value
   $.25; authorized 10,000,000 shares; issued 5,497,808 and
   4,160,431 shares                                                      1,377               1,043
  Additional paid-in capital                                            25,273              23,361

  Retained earnings (accumulated deficit)                                 (673)              2,239
  Receivable from sale of stock                                           (816)
  Common stock held in treasury, at cost,
    146,398 and 124,498 shares                                            (942)               (873)
                                                                      ----------------------------
                                                                        24,219              25,770
                                                                      ----------------------------
                                                                      $ 28,003            $ 33,972
                                                                      ============================

                 See notes to consolidated financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (Dollars in thousands, except per share amounts)

                                                                                Nine Months
                                                      Year Ended                   Ended
                                            -----------------------------------------------
                                            December 31,      December 31,      December 31,
                                                1997              1996             1995
                                            -----------------------------------------------
Net sales                                   $    25,833       $    22,325       $    14,393
                                            -----------------------------------------------

Operating costs and expenses:
  Cost of sales                                  19,746            16,465            10,550
  Engineering, design and product
    development costs                               734               481               352
  Selling, administrative and general
    expenses                                      6,367             5,073             4,232
                                            -----------------------------------------------
                                                 26,847            22,019            15,134
                                            -----------------------------------------------

Operating income (loss)                          (1,014)              306              (741)

Other charges (income):
  Gain on sale of subsidiary stock
(Note 2)                                                           (6,200)
  Interest (income) expense, net                   (603)              827             1,001
  Other, net                                        201               145               163
                                            -----------------------------------------------
                                                   (402)           (5,228)            1,164
                                            -----------------------------------------------

Income (loss) from continuing
  operations before income taxes                   (612)            5,534            (1,905)

Benefit for income taxes                            (44)             (112)             (498)
                                            -----------------------------------------------

Income (loss) from continuing
  operations                                       (568)            5,646            (1,407)

Discontinued operations (Note 2):
  Equity in subsidiary's income from
    discontinued operations                         533             3,454               410
  Spin-off related expenses, net of
    taxes of $68                                                      252
                                            -----------------------------------------------
Net income (loss)                           $       (35)      $     8,848       $      (997)
                                            ===============================================

Earnings (loss) per  share - basic:
   Income (loss) from continuing
     operations                             $      (.11)      $      1.44       $     (0.38)
   Income from discontinued operations              .10              0.82              0.11
                                            -----------------------------------------------
   Net income (loss)                        $      (.01)      $      2.26       $     (0.27)
                                            ===============================================

Earnings (loss) per  share - diluted:
   Income (loss) from continuing
     operations                             $      (.11)      $      1.30       $     (0.38)
   Income from discontinued operations              .10              0.70              0.11
                                            -----------------------------------------------
   Net income (loss)                        $      (.01)      $      2.00       $     (0.27)
                                            ===============================================

Weighted average shares outstanding:
   Basic                                      5,157,000         3,913,000         3,722,000
                                            ===============================================
   Diluted                                    5,331,000         4,599,000         3,722,000
                                            ===============================================

                 See notes to consolidated financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                             (Dollars in thousands)

                                                                                                                       Receivable
                                                                Common Stock Held         Additional                      From
                                    Common Stock                   In Treasury             Paid-In     Accumulated        Sale
                                 Shares         Amount         Shares        Amount        Capital        Deficit       Of Stock
                              ---------------------------------------------------------------------------------------------------
Balance, December 31, 1995      3,900,807    $       978        119,996   $      (828)   $    21,939   $    (6,609)

Exercise of warrants and
  stock options                   147,414             37                                         482

Purchase of treasury stock                                        4,502           (45)

Conversion of debentures          112,210             28                                         940

Net income                                                                                                   8,848
                              ---------------------------------------------------------------------------------------------------
Balance, December 31, 1996      4,160,431          1,043        124,498          (873)        23,361         2,239

Exercise of warrants and
  stock options                   859,932            215                                       6,181                  $      (816)

Conversion of notes and
  debentures                      377,445             94                                       3,492

Distribution of TransAct
  shares                                                                                      (9,584)       (2,877)

Issuance of stock incentive
  compensation shares             100,000             25                                       1,618

Purchase of
  treasury shares                                                21,900           (69)

Tax benefit related to
  employee stock sales                                                                           205

Net loss                                                                                                       (35)
                              ---------------------------------------------------------------------------------------------------
Balance, December 31, 1997       5,497,808    $     1,377        146,398   $      (942)   $    25,273   $      (673)   $      (816)
                              ===================================================================================================

                       TRIDEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                                     Nine Months
                                                                     Year Ended             Ended
                                                             ----------------------------------------
                                                             December 31,  December 31,  December 31,
                                                                  1997         1996         1995
                                                             ----------------------------------------
Cash flows from operating activities:
  Net income (loss)                                             $    (35)    $  8,848     $   (997)
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Equity in subsidiary's income from
      discontinued operations                                       (533)      (3,454)        (410)
      Gain on sale of subsidiary stock                                         (6,200)
      Stock incentive compensation expense                         1,225
      Depreciation and amortization                                  864        1,056          901
      Deferred income taxes                                         (114)         537         (106)
      Loss on disposal of assets                                     194           27            7
      Changes in operating assets and liabilities:
        Receivables                                                 (260)        (656)       1,156
        Inventory                                                  1,271       (2,377)        (373)
        Other current assets                                          53           36           27
        Other assets                                                  46         (131)        (105)
        Accounts payable, accrued liabilities and
         income taxes payable                                       (526)         788          625
                                                             ----------------------------------------
         Net cash provided by (used in) operating activities       2,185       (1,526)         725
                                                             ----------------------------------------

Cash flows from investing activities:
  Purchases of plant and equipment                                  (546)        (250)        (152)
  Proceeds from sale of subsidiary                                 5,200
  Receipt of principal of note receivable from TransAct            1,000
  Other                                                                                         31
                                                             ----------------------------------------
         Net cash provided by (used in) investing
           activities                                              5,654         (250)        (121)
                                                             ----------------------------------------

Cash flows from financing activities:
  Net change in borrowings under line of credit                                             (2,400)
  Net proceeds from issuance of long term debt                                               5,500
  Principal payments on long term borrowings                                   (5,850)      (3,398)
  Net increase in short term investments                          (4,403)
  Proceeds from exercise of stock options and warrants             5,580          474           24
  Net transactions with discontinued operations                      105        1,617          394
  Proceeds from repayment of TransAct intercompany debt                         7,500
  Purchase of treasury shares                                        (69)
  Other                                                                                       (134)
                                                             ----------------------------------------
         Net cash provided by (used in) financing activities       1,213        3,741          (14)
                                                             ----------------------------------------

Increase in cash and cash equivalents                              9,052        1,965          590
Cash and cash equivalents at beginning of period                   2,787          822          232
                                                             ----------------------------------------
Cash and cash equivalents at end of period                      $ 11,839     $  2,787     $    822
                                                             ========================================
Supplemental cash flow information:
  Interest paid                                                 $     96     $    843     $    835
  Income taxes paid                                             $    197     $    972     $    552

Supplemental non-cash investing and financing activities:
   Conversion of convertible debt to common stock               $  3,710     $  1,010

                 See notes to consolidated financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business and summary of significant accounting policies:
      Business: Tridex Corporation (the "Company"), through its wholly-owned subsidiary Ultimate Technology Corporation ("Ultimate"), and its Tridex Ribbons Division, operates in one industry segment, computer peripheral equipment. Operations in this segment include the design, development, manufacture and sale of terminal devices, customer displays and keyboards for point-of-sale ("POS") applications and ribbon cartridges for specialty dot matrix printers.

      Principles of consolidation: The accompanying consolidated financial statements include the accounts of the Company after elimination of all material intercompany accounts and transactions. See Note 2 for treatment of discontinued operations. Prior years have been restated for the effect of discontinued operations.

      Change in fiscal year end: In December 1995, the Company changed its fiscal year to end on December 31, effective December 31, 1995. Previously, the Company's fiscal year ended on the Saturday closest to March 31.

      Cash and cash equivalents: Cash equivalents consist primarily of certificates of deposit with maturities of less than ninety days and are carried at cost, which approximates market value.

      Short-term investments: Short-term investments consist primarily of commercial paper with original maturities at date of purchase beyond three months and less than 12 months. Such short-term investments are carried at cost, which approximates fair value, due to the short period of time to maturity.

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

      Excess of cost over fair value of net assets acquired: The excess of cost over fair value of net assets acquired (goodwill) was $2,517,000 and $3,014,000 at December 31, 1997 and December 31, 1996, respectively. The amount is the result of the acquisition of Ultimate in 1993, and is being amortized on the straight-line method over ten years. Accumulated amortization of the excess of cost over fair value of net assets acquired was $2,469,000 and $1,963,000 at December 31, 1997 and December 31, 1996,
      respectively. The Company periodically reviews goodwill to assess recoverability based upon expectations of non-discounted cash flows from operations. The Company believes that no material impairment of goodwill exists at December 31, 1997 or December 31, 1996.

      Other assets: Included in other assets at December 31, 1997 are deferred tax assets of $206,000 (see Note 10) and a note receivable from a corporate officer of $125,000, which bears interest at 8.5%. At December 31, 1996, such amounts were $427,000 and $135,000, respectively. Also included in other assets at December 31, 1996 was a note receivable from TransAct of $1,000,000 and real estate held for sale in the amount of $196,000.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and summary of significant accounting policies: (continued) Receivable from sale of stock: In connection with the exercise of options, the Company offered loans to all employees whose total exercise price of options under the Tridex Corporation 1989 Long Term Incentive Plan (the "1989 Plan") exceeded $50,000. The loans, which totaled $893,000, are full recourse loans due in May 1998, bear interest at the rate of 6.08% and are secured by pledges of the shares acquired by the employees through the exercise of 1989 Plan options. At December 31, 1997, $816,000 was outstanding under such loans.

      Revenue recognition: Sales are recognized when the product is shipped. Sales to Lowe's Companies, Inc. accounted for approximately 10% and 22% of net sales for the years ended December 31, 1997 and December 31, 1996, respectively. Sales to Advance Stores Company Inc. ("Advance Auto") accounted for approximately 19% of net sales for the nine months ended December 31, 1995.

      Income taxes: Income tax expense is based on estimated taxes payable or refundable on a tax return basis for the current year and changes in the amount of deferred tax assets and liabilities during the year. Deferred income taxes are provided for revenue and expenses that are recognized in different periods for income tax and financial statement purposes. The Company accounts for income taxes in accordance with FAS 109 "Accounting for Income Taxes," which mandates the liability method for computing deferred income taxes. The objective of the liability method is to recognize the amount of current and deferred taxes payable or refundable at the financial statement date resulting from all events that have been recognized in the financial statement based upon the provisions of enacted tax laws. See Note 10 for a further discussion.

      Earnings (loss) per common share: Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share assumes the exercise of options and warrants and the conversion of dilutive securities, when the result is dilutive.

      For the twelve month period ending December 31, 1997 and for the nine month period ending December 31, 1995 the basic and diluted per share amounts were the same. The following is a reconciliation of the earnings per share for the twelve month period ending December 31, 1996:

                                                   Income       Average Shares    Per Share Amount
                                                   -----------------------------------------------
      Net income                                   $8,848
                                                   -----------------------------------------------
      Basic earnings per share                      8,848           3,913              $   2.26
      Stock awards                                                    686
      Interest income adjustment                      341
                                                   -----------------------------------------------
      Diluted earnings per share                   $9,189           4,599              $   2.00
                                                   ===============================================

2.    Discontinued Operations:
      On March 31, 1997 the Company effected the previously announced distribution of it's remaining 5,400,000 shares of common stock of its former subsidiary, TransAct Technologies Incorporated ("TransAct"), to Tridex stockholders on the basis of 1.005 shares of TransAct common stock for each share of Tridex common stock owned.

      On May 29, 1997 Tridex sold its wholly-owned subsidiary Cash Bases GB Limited ("Cash Bases") to a group comprised of the executive directors of Cash Bases and Lloyds Development Capital Limited for up to $6,200,000, consisting of $5,200,000 in cash, a $250,000 unsecured promissory note bearing interest at the rate of 10% per annum payable in full on April 30, 2000, contingent payments of up to $750,000 depending upon Cash Bases' earnings before interest and taxes for the fiscal years ending December 31, 1998 and December 31, 1999, and a 10% equity stake in the newly organized buyer Cash Bases Group Limited ("Cash Bases Group"). See Note 12 for further discussion of the Cash Bases settlement. The Consolidated Financial Statements have been restated to present the results of operations of TransAct and Cash Bases as discontinued operations. Such results are summarized below.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Discontinued Operations: (continued)

                                                Year Ended                 Nine Months Ended
                                 -----------------------------------------------------------
                                 December 31, 1997    December 31, 1996    December 31, 1995
                                 -----------------------------------------------------------
                                                    (Dollars in thousands)
     Net sales                           $20,317           $56,862             $33,976
     Operating income                      2,029             6,295               1,055
     Net income                              533             3,202                 410
     Basic earnings per share            $  0.10           $  0.82             $  0.11

3.   Receivables:
     Receivables are net of the allowance for doubtful accounts. The reconciliation of the allowance for doubtful accounts is as follows:

                                                              Year Ended                 Nine Months Ended
                                               -----------------------------------------------------------
                                               December 31, 1997    December 31, 1996    December 31, 1995
                                               -----------------------------------------------------------
                                                                  (Dollars in thousands)
     Balance at beginning of year                       $  70            $  31               $  24
       Provision for doubtful accounts                     80               44                   9
       Accounts written off, net of recoveries           (130)              (5)                 (2)
                                               ------------------------------------------------------------
     Balance at end of year                             $  20            $  70               $  31
                                               ============================================================

4.   Inventories:
     The components of inventories are:

                                               December 31, 1997    December 31, 1996
                                               --------------------------------------
                                                       (Dollars in thousands)
      Raw materials and component parts                 $2,097            $1,144
      Work-in-process                                       75                46
      Finished goods                                       815             3,068
                                               --------------------------------------
                                                        $2,987            $4,258
                                               ======================================

5.   Accrued liabilities:
     The components of accrued liabilities are:

                                               December 31, 1997    December 31, 1996
                                               --------------------------------------
                                                       (Dollars in thousands)
      Payroll, fringe benefits and commissions          $  402            $  698
      Unfunded pension obligation                          555               577
      Environmental matters                                262               322
      Other                                                587               702
                                               --------------------------------------
                                                        $1,806            $2,299
                                               ======================================

6.    Bank credit agreement and long term debt:
      Fleet National Bank ("Fleet") provides the Company with a $2,000,000 working capital revolving credit facility (the "Fleet Credit Agreement"). The working capital facility expires on June 30, 1998, bears interest payable monthly at a rate equal to Fleet's prime rate (8.50% at December 31, 1997), and bears an annual non-utilization fee of .25% of the unused facility. The Fleet Credit Agreement is secured by a first priority security interest in certain assets, imposes certain covenants (including a minimum tangible net worth, a maximum leverage ratio, a minimum interest coverage ratio and a minimum current ratio) and restricts the amount available for payment in cash dividends and capital stock distributions. At December 31, 1997, the Company was in compliance with these covenants, except for the covenant prohibiting an annual net loss. The Company and Fleet amended the Working Capital Facility to allow the annual net loss to be incurred in 1997. The Company expects to be in compliance with all covenants during 1998.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Bank credit agreement and long term debt: (continued)
      During 1997, the holders of $2,460,000 principal amount of the Company's 10.5% Senior Subordinated Convertible Debentures due 1997 (the "10.5% Debentures") converted their holdings into 273,318 shares of the Company's common stock at a rate of $9.00 per share. Also during 1997, the holders of detachable warrants (the "Warrants") to purchase 39,750 shares of common stock of Tridex, (issued in 1993 to the original purchasers of the 10.5% Debentures at a rate of 10 shares per $1,000 principal amount of debentures), exercised their warrants at $9.25 per share. The amount of the unamortized discount at the time of conversion aggregating $52,000 was charged to additional paid in capital.

      During 1997, the holders of $1,250,000 principal amount of the Company's 8% Subordinated Convertible Term Promissory Notes (the "8% Notes") converted their holdings into 104,127 shares of Tridex common stock at $12.00 per share.

      Interest income in 1997 is stated net of interest expense of $95,000. Interest expense is stated net of interest income of $77,000 in 1996 and $10,000 in the nine months ended December 31, 1995.

7.    Pension plan:
      Effective December 31, 1995, the Company established a non-qualified unfunded pension arrangement for Alvin Lukash, a shareholder and former corporate officer and director. The pension arrangement, as amended on December 31, 1996, requires the Company to pay an annual benefit of $100,000, payable monthly, through the death of Mr. Lukash. The unfunded accumulated benefit obligation at December 31, 1997 of $555,000 is included in Accrued Liabilities in the accompanying balance sheet. The Company recorded the actuarial present value of the benefits calculated at a 7.2% discount rate. The Company recorded pension expense of $78,000 in 1997.

8.    Commitments and contingencies:

     (a)    Lease obligations:
            At December 31, 1997, the Company was lessee on long term operating leases for equipment and real property. The terms of certain leases provide for escalating rent payments in later years of the lease as well as payment of minimum rent and real estate taxes. Rent expense amounted to approximately $300,000 in 1997, $315,000 in 1996, and $182,000 in the nine months ended December 31, 1995. Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1997 are as follows: $323,000 in 1998, $322,000 in 1999; $323,000 in 2000; $270,000 in 2001; and $16,000 in
            2002.

     (b)    Environmental matters:
            Allu Realty Trust ("Allu"), a Massachusetts business trust with transferable shares, all of which are owned by Tridex, is the former owner of land improved with a manufacturing warehouse building located at 100 Foley Street, Somerville, Massachusetts (the "Site"). Although Allu has sold the property to 100 Foley Street Incorporated ("Foley"), an unrelated entity, Allu and Tridex remain responsible for certain environmental problems associated with the Site.

            In 1984, Allu and Tridex disclosed to the Massachusetts Department of the Attorney General the existence of chromium, oil and grease at the Site. As a result, the Environmental Protection Division of the Department of the Attorney General and the Massachusetts Department of Environmental Protection ("MDEP") conducted an investigation of the Site. At MDEP's request, the Company retained an environmental engineering firm, which completed a Phase II investigation study of the Site. The Company has conducted further studies to more specifically characterize and assess the Site and to determine appropriate long term clean up.

            In 1993, the Company entered into an agreement with Foley pursuant to which Tridex and Foley agreed to pay 75% and 25%, respectively, of the costs incurred after January 1, 1992 in connection with the investigation and remediation of the Site (the "Site Participation Agreement"). The Site

                          CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Commitments and contingencies:
      (b)   Environmental matters:  (continued)
            Participation Agreement also provides that, to the extent there are available proceeds from the sale of the Site or, if not sold, from the operation of the Site after January 1, 1997, Tridex shall be reimbursed approximately $200,000 of the $250,000 it expended in connection with the Site prior to January 1, 1992. As of December 31, 1997, the Company had spent approximately $724,000 in connection with the Site.

            In 1997, Foley sold the Site to Stop & Shop, Inc. ("Stop & Shop") and Stop & Shop has taken control of all remediation of the Site. However, Foley asserts that Allu and Tridex remain liable for payment of certain costs associated with the remediation of the Site. Also in 1997, Foley brought suit against the Company claiming that the Company failed to contribute its share of the remediation costs pursuant to the Site Participation Agreement. The Company has filed a counterclaim. This litigation has been stayed pending completion of the remediation. The implementation of clean-up measures has commenced, and may be completed in 1998, in which case the entire amount of remediation costs to be borne by the Company would be incurred and paid in 1998. As of December 31, 1997, the Company had accrued $262,000 for the Site, which represents the currently estimated minimum cost of remediation, after considering the Site Participation Agreement. The Company estimates that it will spend up to $275,000 in connection with the Site. Accordingly, although no assurances can be given regarding the materiality of the total costs which may be incurred, the Company does not believe at this time that the remediation of the Site is reasonably likely to have a material effect on the Company's financial condition, results of operations or liquidity. The Company expects that, as in the past, cash from operations will be sufficient to pay the costs of remediation.

9.    Stock options and warrants:
      1997 Long Term Incentive Plan
      The 1997 Long Term Incentive Plan (the "1997 Plan") was approved by the Shareholders of the Company at the Annual Meeting held on May 14, 1997. The 1997 Plan permits stock-based incentive compensation in the form of:
      (a) stock options, (b) stock appreciation rights, (c) restricted stock,
      (d) deferred stock, (e) stock purchase rights and (f) other stock-based compensation. Pursuant to the 1997 Plan, up to 600,000 shares of common stock may be distributed to officers and key employees of the Company. Options granted are at prices equal to 100% of the fair market value of the common stock at the date of grant. Under APB 25 when the exercise price of employee stock options equals the fair market value of the underlying stock on the date of grant, no compensation expense is recognized. Options granted are exercisable at the discretion of the Stock Option Committee, but in no event shall the period be for more than ten years. Ninety days after an employee's termination, the outstanding options are canceled. At December 31, 1997 the Company had reserved 600,000 shares of common stock for issuance upon the exercise of options granted under the 1997 Plan. At December 31, 1997, options for 420,000 shares were outstanding under the 1997 Plan at exercise prices ranging from $2.81 to $5.50 per share. These options, none of which were exercisable, had a weighted average exercise price of $2.98 per share and a weighted average remaining contractual life of 8.44 years.

      Non-Employee Directors Plan
      The Non-Employee Directors' Stock Plan (the "Directors' Plan") was approved by the Shareholders of the Company at the Annual Meeting held on May 14, 1997. The Directors' Plan authorized the issuance of up to a total of 100,000 shares of the Company's common stock to be available for the granting of options only to non-employee directors of the Company. Options issued under the Directors' Plan do not qualify as incentive options under
      Section 422 of the Internal Revenue Code. Options to purchase 10,000 shares of the Company's common stock were granted to each non-employee director upon the effective date of the Directors' Plan. Persons subsequently elected as non-employee directors will be granted options to purchase 10,000 shares on the date of their election. Thereafter, on the date of the Company's Annual Meeting of Shareholders, each non-employee director will be granted an option to purchase 3,000 shares of common stock. Options become exercisable in three equal annual installments and may be exercised within 10 years of the date of the grant. At December 31, 1997 the Company had reserved 100,000 shares of common stock for issuance upon the exercise of options granted under the Directors' Plan.

                          CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Stock options and warrants: (continued)
      The following table summarizes the activity of the 1997 Plan and the Directors' Plan for the year ended December 31, 1997.

                                                                Year Ended December 31, 1997
                                                ------------------------------------------------------------
                                                1997 Long Term Incentive Plan    Non-Employee Directors Plan
                                                ---------------------------     ----------------------------
                                                           Weighted-Average                 Weighted-Average
                                                Shares       Exercise Price      Shares       Exercise Price
                                                ---------------------------     ----------------------------
Outstanding at beginning of period                     0                               0

   Granted                                       441,000       $   2.97           30,000      $   2.81
   Canceled                                      (21,000)      $   2.81
                                                --------                        --------

Outstanding at end of period                     420,000       $   2.98           30,000      $   2.81
                                                ========                        ========

Options  exercisable at end of period                  0                               0
                                                ========                        ========

Weighted average grant date fair value of
  options granted during the period:            $   0.95                         $  0.94
                                                ========                        ========


      1989 Long Term Incentive Plan
      The 1989 Plan permits stock-based incentive compensation in the form of:
      (a) stock options, (b) stock appreciation rights, (c) restricted stock,
      (d) deferred stock, (e) stock purchase rights and (f) other stock-based compensation. Pursuant to the 1989 Plan, up to 1,250,000 shares of common stock may be distributed to officers, key employees and non-employee directors of the Company. Options granted are at prices equal to 100% of the fair market value of the common stock at the date of grant. No charge against income was required with respect to options. Options granted are exercisable at the discretion of the Stock Option Committee, but in no event shall the period be for more than ten years. Ninety days after an employee's termination, the outstanding options are canceled. During 1997, the Company accelerated the vesting of all outstanding options. The following table summarizes the activity of the 1989 Plan for the year ended December 31, 1997, December 31, 1996, and for the nine months ended December 31, 1995.

                                                                           Year Ended                     Nine Months Ended
                                                   ----------------------------------------------------------------------------
                                                           December 31, 1997       December 31, 1996          December 31, 1995
                                                                   Weighted-                Weighted-                 Weighted-
                                                                   Average                  Average                   Average
                                                                   Exercise                 Exercise                  Exercise
                                                     Shares         Price      Shares         Price     Shares          Price
                                                   ----------------------------------------------------------------------------
       Outstanding at beginning of period           629,360       $   7.13    669,530       $   6.33    612,465       $   5.44

         Granted                                          0                    99,000           8.08    211,800           6.40
         Exercised                                 (629,300)          7.13    (96,964)          2.99   (111,125)          1.12
         Canceled                                       (60)          5.25    (42,206)          6.24    (43,610)          7.44
                                                  ---------                  --------                 ---------

      Outstanding at end of period                        0                   629,360       $   7.13    669,530       $   6.33
                                                  =========                  ========                 =========

      Options  exercisable at end of period                                   236,412       $   6.68    213,870       $   5.02
                                                                             ========                 =========
      Weighted average grant date fair value of
        options granted during the period:                                    $   5.71                $    3.91
                                                                              ========                =========

                          CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Stock options and warrants: (continued)
      Warrants:
      As of December 31, 1996, the Company had outstanding stock purchase warrants for an aggregate of 233,382 shares of common stock, consisting of warrants for 117,550 shares held by directors of the Company and 115,832 shares issued to the purchasers of the 10.5% Debentures and the placement agent for the 10.5% Debentures. The following table summarizes the activity of outstanding warrants for the year ended December 31, 1997, December 31, 1996, and for the nine months ended December 31, 1995.

                                                                        Year Ended                            Nine Months Ended
                                                  ---------------------------------------------------------------------------------
                                                         December 31, 1997         December 31, 1996            December 31, 1995
                                                                 Weighted-                  Weighted-                   Weighted-
                                                                 Average                    Average                       Average
                                                                 Exercise                   Exercise                     Exercise
                                                    Shares        Price       Shares          Price        Shares           Price
                                                  ---------------------------------------------------------------------------------
      Outstanding at beginning of period          233,382       $   8.31      283,832       $   7.64       283,832        $   7.64

         Exercised                               (230,632)          8.30      (50,450)          4.54             0
         Expired                                   (2,750)          9.25                                         0
                                                  -------                     -------                      -------

      Outstanding at end of period                      0                     233,382       $   8.31       283,832        $   7.64
                                                  =======                     =======                      =======

      Warrants exercisable at end of period                                   209,582       $   8.43       236,932        $   7.72
                                                                              =======                      =======

      Had compensation expense been recognized based on the fair value of the options at their grant dates, as prescribed in Financial Accounting Standard No. 123, the Company's net income (loss) and earnings per share would have been:

                                                         Year Ended                  Nine Months Ended
                                           -----------------------------------------------------------
                                           December 31, 1997    December 31, 1996    December 31, 1996
                                           -----------------------------------------------------------
                                                              (Dollars in thousands)
      Net income (loss):
        As reported                            $      (35)          $     8,848          $     (997)
        Pro forma under FAS 123                $     (301)          $     8,673          $   (1,103)

      Pro forma earnings per share (basic
        and diluted:
        As reported                            $    (0.01)          $     2.26           $    (0.27)
        Pro forma under FAS 123                $    (0.06)          $     2.22           $    (0.30)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                  1997                 1996                 1995
                                           -----------------------------------------------------------
      Dividend yield                               0%                  0%                    0%
      Risk-free interest rates                5.72% - 6.22%       5.04% - 5.07%         5.24% - 5.91%
      Expected volatility                     37.6% - 38.6%       57.0% - 57.6%         42.9% - 45.0%
      Expected option term                       3 years          5 - 10 years          5 - 10 years

                          CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   Income taxes:
      The components of the income tax benefit are as follows:

                                         Years Ended         Nine Months Ended
                                        -------------------------------------------
                                         December 31,   December 31,   December 31,
                                             1997           1996           1995
                                        -------------------------------------------
                                                   (Dollars in thousands)
      Current:
         Federal                            $   88         $ (743)        $ (446)
         State                                 (18)            94             54
                                        -------------------------------------------
                                            $   70         $ (649)        $ (392)
                                        -------------------------------------------

      Deferred:
         Federal                            $ (107)        $  553         $  (97)
         State                                  (7)           (16)            (9)
                                        -------------------------------------------
                                            $ (114)        $  537         $ (106)
                                        -------------------------------------------

      Benefit for income taxes              $  (44)        $ (112)        $ (498)
                                        ===========================================

      Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company's gross deferred tax assets and liabilities were comprised of the following:

                                                          December 31, 1997      December 31, 1996
                                                          ----------------------------------------
                                                                   (Dollars in thousands)
      Gross deferred tax assets:
        Current non-deductible liabilities and reserves         $1,342                   $ 869
        Net operating loss carryforwards                           463                     609
        Federal business and foreign tax credit
        carryforwards                                                                    415
        Federal minimum tax credit carryforwards                    46                      88
                                                          ----------------------------------------
                                                                $1,851                  $1,981
                                                          ----------------------------------------
      Gross deferred tax liabilities:
                                                          ----------------------------------------
        Depreciation                                            $   69                  $  103
                                                          ----------------------------------------

      At December 31, 1997 and December 31, 1996, valuation allowances of $917,000 and $1,127,000, respectively, have been recorded which relate primarily to state net operating loss carryforwards and federal foreign tax credit carryforwards and certain state deferred tax deductions for which a tax benefit will not likely be realized. The net change since December 31, 1996 in the valuation allowance for deferred tax assets was a decrease of $210,000 related primarily to a decrease in deferred state tax benefits.

                          CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   Income taxes: (continued)
      At December 31, 1997, the Company had $6,346,000 of state net operating loss carryforwards that expire principally in 1998 through 2001. The Company has a federal minimum tax credit carryforward of approximately $46,000 which will be available to reduce federal tax in future years.

      Differences between the U.S. statutory federal income tax rate and the company's effective income tax rate are analyzed below:

                                                                           Nine
                                                 Year Ended            Months Ended
                                        -------------------------------------------
                                         December 31,   December 31,   December 31,
                                             1997           1996           1995
                                        -------------------------------------------
      Federal statutory tax rate           (34.0%)         34.0%         (34.0%)
      Nondeductible purchase
        accounting                          27.7%           3.1%           6.9%
      State income taxes, net of
        federal income taxes                (3.1%)          0.8%           1.3%
      Gain on sale of subsidiary stock                    (38.1%)
      Valuation allowance                                  (0.8%)
      Other                                  2.2%          (1.0%)         (0.3%)
                                        -------------------------------------------
      Effective tax rate                    (7.2%)         (2.0%)        (26.1%)
                                        -------------------------------------------

11.   Disclosure Regarding Fair Value of Financial Instruments:
      The carrying amount of cash, trade accounts receivable, other current assets, trade accounts payable, and accrued expenses approximate fair value because of the short maturity of those instruments.

12.   Other Significant Transactions:
      See Note 2 for discussion regarding the spin-off of TransAct Technologies Incorporated and the sale of Cash Bases GB Limited. During the quarter ended December 31, 1997, the Company recorded additional compensation expense of $237,000 related to the acceleration of the distribution of shares under the Stock Incentive Compensation Agreement with certain officers of Ultimate and a provision of $196,000 to write-down the carrying value of real estate held for sale. During the quarter ended December 31, 1996, the Company recorded a $320,000 provision to amend the unfunded pension arrangement established in the prior year.

      During the quarter ended December 31, 1995, the Company recorded provisions for the following non-recurring operating expenses: litigation settlement of $680,000, pension of $339,000 and other non-recurring items totaling $246,000. In addition, the Company recorded other charges of $42,000 for estimated loss on disposal of unused real estate and $75,000 for environmental investigation and remediation.

13.   Subsequent Events:
      On February 25, 1998 the Company entered into an agreement with Cash Bases Group whereby the Company sold its remaining equity interest in Cash Bases Group, the $250,000 principal amount of the note receivable and the future contingency payments for an aggregate settlement amount of $855,000 in cash. Proceeds of the settlement were received in March 1998.

      On February 25, 1998, the Company entered into an agreement to purchase all of the issued and outstanding shares of privately-held Progressive Software, Inc. ("Progressive"), a leading POS software and systems provider for the restaurant and specialty retail industries. Progressive's 1997 sales were approximately $34 million. The acquisition is subject, among other things, to obtaining acquisition financing. The acquisition is scheduled to close in April 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        None.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A)   Directors.
      The information contained in "Information Concerning Nominees for Election as Directors and Executive Officers" of the Company's Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders which is scheduled to be held on May 27, 1998 is hereby incorporated herein by reference. Also see Item 1(E)(i) above.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) The following financial statements and exhibits are filed as part of this report:

        (i)  Financial statements
             See Item 8 on page 12.
       (ii)  Financial statement schedules
             See Item 8 on page 12.
      (iii)  List of Exhibits.
             See Exhibit Index on page 29.

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

                            TRIDEX CORPORATION



                            By: /s/ Seth M. Lukash
                                ------------------------------------------------
                                Seth M. Lukash
                                Chairman of the Board, President,
                                Chief Executive Officer, Chief Operating Officer and Director
                                Date:   March 27, 1998

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                                      Date
---------                                -----                                      ----
  /s/ Seth M. Lukash              Chairman of the Board, President, Chief       March 27, 1998
------------------------------    Executive Officer, Chief Operating Officer
Seth M. Lukash                    and Director
(Principal Executive Officer)


  /s/ George T. Crandall          Vice President, Treasurer,                    March 27, 1998
------------------------------    Controller and Secretary
George T. Crandall
(Principal Accounting Officer)

  /s/ Graham Y. Tanaka            Director                                      March 27, 1998
------------------------------
Graham Y. Tanaka


  /s/ Paul J. Dunphy              Director                                      March 27, 1998
------------------------------
Paul J. Dunphy


  /s/ Thomas R. Schwarz           Director                                      March 27, 1998
------------------------------
Thomas R. Schwarz


  /s/ Dennis J. Lewis             Director                                      March 27, 1998
------------------------------
Dennis J. Lewis

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

10.1 The Tridex Corporation 1989 Long Term Incentive Plan (as amended and restated) filed as Exhibit A to the Company's Proxy Statement for Annual
      Meeting of Shareholders filed September 14, 1994 is hereby incorporated herein by reference.

10.2  Amended and Restated Credit Agreement dated as of December 15, 1995 among
      Tridex Corporation, Ithaca Peripherals Incorporated, Ultimate Technology
      Corporation, Magnetec Corporation, Cash Bases Incorporated and Fleet Bank,
      National Association. Filed on March 29, 1996 as Exhibit 10.12 to the
      Company's Transition Report on Form 10-K for the transition period ended
      December 31, 1995 is hereby incorporated herein by reference.

10.3  Amendment No. 1, dated as of March 15, 1996 to Amended and Restated Credit
      Agreement, dated as of December 14, 1995, among Tridex Corporation, Ithaca
      Peripherals Incorporated, Ultimate Technology Corporation, Magnetec
      Corporation, Cash Bases Incorporated and Fleet Bank, National Association.
      Filed on March 29, 1996 as Exhibit 10.13 to the Company's Transition
      Report on Form 10-K for the transition period ended December 31, 1995 is hereby incorporated herein by reference.

10.4  Amendment No. 2, dated as of August 30, 1996 to Amended and Restated
      Credit Agreement, dated as of December 14, 1995, among Tridex Corporation,
      Ithaca Peripherals Incorporated, Ultimate Technology Corporation, Magnetec
      Corporation, Cash Bases Incorporated and Fleet National Bank, filed on
      November 12, 1996 as Exhibit 10.9 to the Company's Quarterly Report on
      Form 10-Q for the quarter ended September 28, 1996 is hereby incorporated herein by reference.

10.5  Retirement Agreement, dated as of December 31, 1995, between Tridex
      Corporation and Alvin Lukash, Filed on March 29, 1996 as Exhibit 10.15 to the Company's Transition Report on Form 10-K for the transition year ended
      December 31, 1995 is hereby incorporated herein by reference.

10.6  First Amendment to Retirement Agreement dated December 31, 1996 between
      Tridex Corporation and with Alvin Lukash, filed on March 31, 1997 as
      Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is hereby incorporated herein by reference.

10.7  Employment Agreement dated December 2, 1996 between Tridex Corporation and
      Seth M. Lukash filed on March 31, 1997 as Exhibit 10.10 to the Company's
      Annual Report on Form 10-K for the year ended December 31, 1996, is hereby incorporated herein by reference.

10.8  Employment Agreement dated August 7, 1996 between Tridex Corporation and
      George T. Crandall filed on March 31, 1997 as Exhibit 10.11 to the
      Company's Annual Report on Form 10-K for the year ended December 31, 1996, is hereby incorporated herein by reference.

10.9  Asset Transfer Agreement dated as of July 31, 1996 between Magnetec and
      Tridex, filed on November 12, 1996 as Exhibit 10.4 to the Company's
      Quarterly Report on Form 10-Q for the quarter ended September 28, 1996, is hereby incorporated herein by reference.

                                                                                   Page
                                                                                  Number
                                                                                  ------
10.10 Manufacturing Support Services Agreement dated as of September 28, 1996 between Magnetec and Tridex, filed on November 12, 1996 as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended
      September 28, 1996, is hereby incorporated herein by reference.

10.11 Printer Supply Agreement dated as of July 30, 1996 between Magnetec and
      Ultimate Technology Corporation, filed on November 12, 1996 as Exhibit
      10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended
      September 28, 1996 is hereby incorporated herein by reference.

10.12 Tax Sharing Agreement dated as of July 31, 1996 between Tridex and
      TransAct, filed on November 12, 1996 as Exhibit 10.8 to the Company's
      Quarterly Report on Form 10-Q for the quarter ended September 28, 1996 is hereby incorporated herein by reference.

10.13 Stock Incentive Compensation Agreement among Tridex Corporation, Ultimate
      Technology Corporation, Dennis Lewis, Gary German and Paul Wolf dated
      March 10, 1997 filed on March 31, 1997 as Exhibit 10.20 to the Company's
      Annual Report on Form 10-K for the year ended December 31, 1996, is hereby incorporated herein by reference.

10.14 Employment Agreement dated February 21, 1997 between Ultimate Technology
      Corporation and Dennis Lewis filed on March 31, 1997 as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31,
      1996, is hereby incorporated herein by reference.

10.15 Employment Agreement dated February 21, 1997 between Ultimate Technology
      Corporation and Gary German filed on March 31, 1997 as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31,
      1996, is hereby incorporated herein by reference.

10.17 Employment Agreement dated February 21, 1997 between Ultimate Technology
      Corporation and Paul Wolf filed on March 31, 1997 as Exhibit 10.23 to the
      Company's Annual Report on Form 10-K for the year ended December 31, 1996, is hereby incorporated herein by reference.

10.18 The Tridex Corporation 1997 Long Term Incentive Plan filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Shareholders filed
      April 18, 1997, is hereby incorporated herein by reference.

10.19 The Tridex Corporation Non-Employee Directors' Plan filed as Exhibit B to the Company's Proxy Statement for Annual Meeting of Shareholders filed
      April 18, 1997 is hereby incorporated herein by reference.

10.20 Employment Agreement dated August 7, 1996 between Tridex Corporation and
      Thomas F. Curtin Jr.                                                          31

11.1  Statement re: computation of per share earnings.                              36

21.1  List of Subsidiaries of Tridex.                                               37

27.1  Financial Data Schedule.