Form 10-Q
period 1998-03-31
TRIDEX CORP
filed 1998-05-14
CIK 47254

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 1998
                                    --------------------------------------------

                                       OR

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                       to:
                                ---------------------     ----------------------
Commission file number:
                                ------------------------------------------------

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

                                YES |_| NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                                   Outstanding May 13, 1998
---------------                                         ------------------------

Common stock, no par value                                             6,351,124
                                                             -------------------

                       TRIDEX CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.     Financial Information:

    Item 1.        Financial Statements

                   Consolidated Condensed Balance Sheets
                   March 31, 1998 and December 31, 1997                   3

                   Consolidated Condensed Statements of
                   Operations for the Quarters Ended March
                   31, 1998 and March 29, 1997                            4

                   Consolidated Condensed Statements of Cash
                   Flows for the Quarters Ended March 31,
                   1998 and March 29, 1997                                5

                   Notes to Consolidated Condensed Financial
                   Statements                                             6

    Item 2.        Management's Discussion and Analysis of
                   the Results of Operations and Financial
                   Condition                                              7

PART II.    Other Information:

    Item 6.        Exhibits and Reports on Form 8-K                       9

Signatures                                                                9

                                  EXHIBIT INDEX

Exhibit 11         Computation of Per Share Earnings                     10

                       TRIDEX CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)
                                   (Unaudited)

                                              ----------------------------------
                                              March 31, 1998   December 31, 1997
ASSETS
Current assets:
  Cash and cash equivalents                      $ 16,708           $ 11,839
  Short term investments                                               4,403
  Receivables                                       3,445              3,043
  Inventories                                       3,839              2,987
  Deferred tax assets                                 659                659
  Other current assets                                158                343
                                              ----------------------------------
   Total current assets                            24,809             23,274
                                              ----------------------------------

Plant and equipment                                 2,511              2,436
Less accumulated depreciation                      (1,299)            (1,195)
                                              ----------------------------------
                                                    1,212              1,241
                                              ----------------------------------

Excess of cost over fair value of
net assets acquired                                 2,392              2,517

Other assets                                          506                366

Investment in net assets of
discontinued operations                                                  605
                                              ----------------------------------
                                                 $ 28,919           $ 28,003
                                              ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $  2,302           $  1,820
  Accrued liabilities                               2,207              1,806
  Income taxes payable                                129                158
                                              ----------------------------------
   Total current liabilities                        4,638              3,784
                                              ----------------------------------

Shareholders' equity:
  Common stock no par value                         1,377              1,377
  Additional paid-in capital                       25,273             25,273
  Retained deficit                                   (626)              (673)
  Receivable from sale of stock                      (801)              (816)
  Common shares held in treasury, at cost            (942)              (942)
                                              ----------------------------------
                                                   24,281             24,219
                                              ----------------------------------
                                                 $ 28,919           $ 28,003
                                              ==================================

            See notes to consolidated condensed financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 (Dollars in Thousands except Per Share Amounts)
                                   (Unaudited)

                                                        Quarters Ended
                                                --------------------------------
                                                March 31, 1998  March 29, 1997

Net sales                                       $     6,212     $     5,546

Operating costs and expenses:
  Cost of sales                                       4,775           4,340
  Engineering, design and product
  development costs                                     308             160
  Selling, administrative and
  general expenses                                    1,263           1,605
                                                --------------------------------
                                                      6,346           6,105
                                                --------------------------------

Operating loss                                         (134)           (559)

Other income (expense):
  Interest income, net                                  226               9
  Other, net                                              1              (2)
                                                --------------------------------
                                                        227               7
                                                --------------------------------

Income (loss) from continuing
operations before income taxes                           93            (552)

Provision (benefit) for income taxes                     46            (377)
                                                --------------------------------

Income (loss) from continuing
operations                                               47            (175)

Income from discontinued
operations (Note 2)                                                     813
                                                --------------------------------

Net income                                      $        47     $       638
                                                ================================

Earnings (loss) per share - basic:
  Income (loss) from continuing operations      $      0.01     $     (0.05)
  Income from discontinued operations                                  0.19
                                                --------------------------------
  Net income                                    $      0.01     $      0.14
                                                ================================

Earnings (loss) per share - diluted:
  Income (loss) from continuing operations      $      0.01     $     (0.04)
  Income from discontinued operations                                  0.17
                                                --------------------------------
  Net income                                    $      0.01     $      0.13
                                                ================================

Weighted average common shares outstanding:
  Basic                                           5,351,000       4,528,000
                                                ================================
  Diluted                                         5,592,000       4,822,000
                                                ================================

            See notes to consolidated condensed financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                Quarters Ended
                                                      ---------------------------------
                                                      March 31, 1998     March 29, 1997
Cash flows from operating activities:
Net income                                               $     47           $    638
  Adjustments to reconcile net income to net
    cash provided by operating activities:
   Income from
     discontinued operations                                                    (813)
   Stock incentive compensation expense                                          404
   Depreciation and amortization                              229                216
   Changes in operating assets and liabilities:
     Receivables                                             (402)              (148)
     Inventory                                               (852)               607
     Other current assets                                     (65)               (63)
     Other assets                                             (59)                13
     Accounts payable, accrued liabilities and
      income taxes payable                                    854             (1,017)
                                                      ---------------------------------
      Net cash used in operating activities                  (248)              (163)
                                                      ---------------------------------

Cash flows from investing activities:
  Purchases of plant and equipment                            (75)              (129)
  Proceeds from sale of assets                                855
  Receipt of principal of note receivable from
    TransAct                                                                   1,000
  Deferred acquisition costs                                  (81)
                                                      ---------------------------------
      Net cash provided by investing activities               699                871
                                                      ---------------------------------

Cash flows from financing activities:
  Proceeds from exercise of stock options and
    warrants                                                   15              5,503
  Net decrease in short term investments                    4,403
  Net transactions with discontinued operations                                  (26)
                                                      ---------------------------------
      Net cash provided by financing activities             4,418              5,477
                                                      ---------------------------------

Increase in cash and cash equivalents                       4,869              6,185
Cash and cash equivalents at beginning of
  period                                                   11,839              2,787
                                                      ---------------------------------
Cash and cash equivalents at end of period               $ 16,708           $  8,972
                                                      =================================


Supplemental cash flow information:
  Interest paid                                          $      1           $     67
  Income taxes paid                                            76                 86

Supplemental non-cash investing and
financing activities:
  Conversion of convertible debentures to
    common stock                                                            $  3,710

            See notes to consolidated condensed financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    General:

      In the opinion of Tridex Corporation ("Tridex" or the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of March 31, 1998, the results of its operations for the quarters ended March 31, 1998 and March 29, 1997 and changes in its cash flows for the quarters ended March 31, 1998 and March 29, 1997. The December 31, 1997 consolidated condensed balance sheet has been derived from the Company's audited financial statements at that date. These interim financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

      The results of operations for the quarters ended March 31, 1998 and March 29, 1997 are not necessarily indicative of the results to be expected for the full year.

2.    Discontinued operations:

      Discontinued operations consist of the Company's former subsidiaries TransAct Technologies Incorporated ("TransAct") and Cash Bases GB Limited ("Cash Bases"). The stock of TransAct owned by the Company was distributed to Tridex shareholders in March 1997. The Company's investment in Cash Bases was sold in May 1997. The final proceeds of the sale of Cash Bases were received in March 1998. The consolidated financial statements have been restated to present the results of operations of TransAct and Cash Bases as discontinued operations.

3.    Earnings (loss) per common share:

      Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share assumes the exercise of options and warrants and the conversion of dilutive securities, when the result is dilutive.

4.    Inventories: Components of inventory are:

                                            March 31, 1998     December 31, 1997
                                            ------------------------------------
                                                  (Dollars in Thousands)

      Raw materials and component parts         $2,606              $2,097
      Work-in-process                               70                  75
      Finished goods                             1,163                 815
                                            ====================================
                                                $3,839              $2,987
                                            ====================================

5.    Commitments and contingencies:

      The Company is involved in an environmental matter discussed in Note 8 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. As of March 31, 1998 and to the date of this report, there has been no material development in the resolution of this matter.

6.    Subsequent events:

      On April 17, 1998, the Company purchased all of the issued and outstanding shares of privately-held Progressive Software, Inc. ("Progressive"), a point-of-sale ("POS") software and systems provider for the restaurant and specialty retail industries. Progressive's 1997 sales were approximately $34 million.

      The purchase price was approximately $48.5 million, comprised of $33.9 million in cash, $5.0 million in Tridex common stock and assumption of $9.6 million of Progressive's debt. The purchase price is subject to post closing adjustment based upon an audited closing date balance sheet. Financing of the transaction consisted of a $12.0 million Senior Term Loan from Fleet National Bank ("Fleet"), the purchase by Massachusetts Mutual Life Insurance Company, MassMutual Corporate Investors, MassMutual Participation

      Investors and MassMutual Corporate Value Partners Limited (the "MassMutual Investors"), of $11.0 million Senior Subordinated Notes and $2.0 million in shares of Tridex common stock, a $2.2 million borrowing from a new $8.0 million Revolving Credit Facility with Fleet, and $16.3 million in cash from Tridex. Additionally, Tridex agreed to seek shareholder approval of the issuance to the MassMutual Investors of a warrant to purchase 350,931 shares of Tridex common stock at $7.00 per share. If the shareholders vote to approve the warrants, the interest rate on the senior subordinated notes will be reduced from 19% to 12%.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

As described in Note 2 of the Notes to Consolidated Financial Statements, the Company completed the spin-off of TransAct in March 1997 and the sale of Cash Bases in May 1997. The Selected Financial Data are derived from the Company's Consolidated Financial Statements, which have been restated from historical financial statements to present the results of operations of TransAct and Cash Bases as discontinued operations for all periods presented. The Consolidated Financial Statements may not necessarily reflect what the results of operations or the financial position of the Company would have been if TransAct and Cash Bases had been separate entities during the periods presented. The discussion and analysis set forth below is based upon continuing operations only.

Quarter Ended March 31, 1998 Compared to Quarter Ended March 29, 1997

Consolidated net sales for the quarter ended March 31, 1998 increased $666,000 (12%) to $6,212,000 from $5,546,000 in the comparable quarter of the prior year. The increase reflects greater volume of shipments of certain point-of-sale ("POS") component products, particularly complete POS terminal systems.

Consolidated gross profit increased $231,000 (19.2%) to $1,437,000 from $1,206,000 in the prior year's quarter, primarily as a result of the greater volume of sales. Consolidated gross profit margin increased to 23.1% of sales from 21.7% of sales in the prior year's quarter as a result of sales mix to a higher proportion of POS terminal systems.

Consolidated engineering, design and product development costs increased $148,000 (93%) to $308,000 from $160,000 in the prior year's quarter. The increase is primarily the result of the cost of developing new POS terminal products and, to a lesser degree, enhancing existing products.

Consolidated selling, administrative and general expenses decreased $342,000 (21%) to $1,263,000 from $1,605,000 in the prior year's quarter. Selling expenses increased primarily due to the result of more intensive efforts in selling POS terminal systems, including increased advertising and sales support personnel. The prior year's quarter included a non-cash expense of $404,000 related to a stock incentive compensation agreement with the principal officers of the Company's wholly-owned subsidiary, Ultimate Technology Corporation.

Consolidated operating loss for the current quarter was $134,000 compared to a loss of $559,000 in the prior year's quarter. The decrease in the operating loss was the result of the increase in gross profit and the absence of the non-cash stock incentive compensation expense, offset by increases in engineering, design and product development expense and selling expense. Consolidated operating loss as a percentage of sales was a 2% loss compared to a 10% loss in the prior year's quarter.

Net interest income for the quarter was $226,000 compared to a net interest income of $9,000 in the prior year's quarter. Interest income consists of interest earned on temporary cash investments. The Company had no debt outstanding during the quarter.

Provision for income taxes in the current quarter reflects an estimated effective tax rate for 1998.

Income from continuing operations was $47,000 (or $0.01 per share) compared to a loss from continuing operations of $175,000 (or $0.05 per share) in the prior year's quarter.

Net income for the current quarter was $47,000 (or $0.01 per share) as compared to $638,000 (or $0.14 per share) in the prior year's quarter, which include income from discontinued operations of $813,000 (or $0.19 per share). Discontinued operations reflect the Company's equity in the income of TransAct and Cash Bases. The average number of common shares outstanding increased to 5,351,000 shares from 4,528,000 shares in the prior year's quarter.

Liquidity and Capital Resources

The Company's working capital at March 31, 1998 was $20,171,000 compared with $19,490,000 at December 31, 1997. The current ratio was 5.3 : 1.0 at March 31, 1998 and 6.2 : 1.0 at December 31, 1997.

At March 31, 1998, the Company had a $2.0 million Working Capital Facility (the "Working Capital Facility") with Fleet. Under this facility, the Company was required to comply with certain financial covenants, including a minimum tangible net worth, a maximum leverage ratio, a minimum interest coverage ratio and a minimum current ratio, otherwise Fleet may withdraw its commitment. The Company was in compliance with these covenants at March 31, 1998 and on April 17, 1998 when the Working Capital Facility was replaced. At March 31, 1998, the Company had availability of $2.0 million under the Working Capital Facility and no material commitment for capital expenditures.

On April 17, 1998, the Company entered into a new Credit Agreement with Fleet which provides for a $12.0 million term loan facility and an $8.0 million working capital revolving credit facility. This credit agreement supercedes the Fleet $2.0 million Working Capital Facility. Under the new Credit Agreement, the Company is required to comply with certain financial covenants, including a minimum tangible capital base, a maximum leverage ratio, a minimum interest coverage ratio, and a minimum fixed coverage ratio. The Company used the entire term loan facility and $2.2 million of the working capital revolving credit facility to finance the purchase of Progressive.

Also on April 17, 1998, the MassMutual Investors purchased at par $11.0 million of the Company's 19% Senior Subordinated Notes and 284,714 shares of its common stock at a purchase price of $7.00 per share. The Company agreed to issue to the MassMutual Investors warrants to purchase 350,931 shares of its common stock at $7.00 a share, subject to stockholder approval. If the shareholders vote to approve the warrants, the interest rate on the senior subordinated notes will be reduced from 19% to 12%. The vote is scheduled for the annual meeting of shareholders on May 27, 1998. Under the securities purchase agreement, the Company is required to comply with certain financial covenants, including a minimum consolidated net worth, a minimum fixed charges coverage ratio, and a maximum leverage ratio. The Company used the entire proceeds from the sale of notes and stock to finance the purchase of Progressive.

As part of the purchase price for Progressive, the Company issued to the sole shareholder of Progressive 714,000 shares of the Company's common stock at a price of $7.00 per share.

The Company believes that funds generated from operations and borrowings under the working capital revolving credit facility of the new Credit Agreement, if necessary, will continue to satisfy its working capital needs, support a certain level of growth and meet scheduled debt retirements.

                           PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form  8-K

            a.    Exhibits
                  Exhibit 11. Computation of Per Share Earnings
            b.    Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K on May 1, 1998 to report that on April 17, 1998 it completed the acquisition of Progressive Software, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRIDEX CORPORATION

                                    (Registrant)


May 14, 1998                        /s/Seth M. Lukash
                                    -------------------------
                                    Seth M. Lukash
                                    Chairman of the Board, President, Chief
                                    Executive Officer, and Chief Operating
                                    Officer


May 14, 1998                        /s/Daniel A. Bergeron
                                    -------------------------
                                    Daniel A. Bergeron
                                    Vice President and Chief Financial Officer


May 14, 1998                        /s/George T. Crandall
                                    -------------------------
                                    George T. Crandall
                                    Vice President and Treasurer