Form 10-Q
period 1998-06-30
TRIDEX CORP
filed 1998-08-13
CIK 47254

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

      |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1998
                                 -----------------------------------------------

                                       OR

      |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________________ to: ___________________________

Commission file number:         ________________________________________________

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

                                 YES |_| NO |_|

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                                  Outstanding July 31, 1998
--------------------------                             -------------------------
Common stock, no par value                                     6,376,790

                       TRIDEX CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.  Financial Information:

      Item 1.      Financial Statements

                   Consolidated Condensed Balance Sheets
                   June 30, 1998 and December 31, 1997                     3

                   Consolidated  Statements of Income for the
                   Quarters and Six Months Ended June 30,
                   1998 and June 28, 1997                                  4

                   Consolidated Statements of Cash Flows for
                   the Six Months Ended June 30, 1998 and
                   June 28, 1997                                           5

                   Notes to Consolidated Condensed Financial
                   Statements                                              6

      Item 2.      Management's Discussion and Analysis of the Results
                   of Operations and Financial Condition                   9


PART II. Other Information:

      Item 4.      Submission of Matters to a Vote of Security Holders    12

      Item 6.      Exhibits and Reports on Form 8-K                       12

Signatures                                                                13


                                  EXHIBIT INDEX

Exhibit 11         Computation of Per Share Earnings                      14

                     TRIDEX CORPORATION AND SUBSIDIARIES
                    Consolidated Condensed Balance Sheets
                            (Dollars in Thousands)
                                 (Unaudited)

                                                                    December 31,
                                                 June 30, 1998          1997
                                                 -------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                         $    190          $ 11,839
  Short term investments                                                 4,403
  Receivables                                          8,531             3,043
  Inventories                                          7,180             2,987
  Deferred tax assets                                    679               659
  Other current assets                                 2,498               343
                                                    --------          --------
    Total current assets                              19,078            23,274
                                                    --------          --------

  Plant and equipment, net                             3,677             2,436
  Less accumulated depreciation                       (1,448)           (1,195)
                                                    --------          --------
                                                       2,229             1,241
                                                    --------          --------

  Excess of cost over fair value of net
    assets acquired                                   10,388             2,517
  Capitalized software                                 7,106
  Deferred tax assets                                  9,495               206
  Other assets                                           158               160
  Investment in net assets of discontinued
    operations                                                             605
                                                    --------          --------
                                                    $ 48,454          $ 28,003
                                                    ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank lines of credit                              $  3,450
  Current portion of long term debt (Note 3)           1,350
  Accounts payable                                     4,487          $  1,820
  Accrued liabilities                                  3,108             1,964
  Deferred revenue                                     1,666
                                                    --------          --------
    Total current liabilities                         14,061             3,784
                                                    --------          --------

Long term debt, less current portion (Note 3)         20,139

Shareholders' equity:
  Common stock, no par value                           1,633             1,377
  Additional paid-in capital                          33,315            25,273
  Retained earnings (deficit)                        (18,951)             (673)
  Receivable from sale of stock                         (801)             (816)
  Common shares held in treasury, at cost               (942)             (942)
                                                    --------          --------
                                                      14,254            24,219
                                                    --------          --------
                                                    $ 48,454          $ 28,003
                                                    ========          ========

            See notes to consolidated condensed financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                   Quarters Ended               Six Months Ended
                                             --------------------------    --------------------------
                                               June 30,      June 28,       June 30,       June 28,
                                                 1998          1997           1998           1997
                                             --------------------------    --------------------------
Net sales                                    $    11,813    $     6,174    $    18,025    $    11,720
                                             --------------------------    --------------------------

Operating costs and expenses:
  Cost of sales                                    8,621          4,645         13,367          8,959
  Engineering, design and product
    development costs                                919            146          1,199            299
  Selling, administrative and general
    expenses                                       2,262          1,321          3,353          2,743
  Depreciation and amortization                      906            199          1,135            415
  Purchased in-process software technology        26,300                        26,300
                                             --------------------------    --------------------------
                                                  39,008          6,311         45,354         12,416
                                             --------------------------    --------------------------

Operating loss                                   (27,195)          (137)       (27,329)          (696)

Other charges (income):
  Interest expense (income), net                     562           (156)           336           (165)
  Other, net                                           9              6              8              8
                                             --------------------------    --------------------------
                                                     571           (150)           344           (157)
                                             --------------------------    --------------------------

Income (loss) from continuing operations
  before income taxes                            (27,766)            13        (27,673)          (539)

Provision (benefit) for income taxes              (9,441)            13         (9,395)          (364)
                                             --------------------------    --------------------------

Loss from continuing operations                  (18,325)             0        (18,278)          (175)

Income (loss) from discontinued operations
  (Note 4)                                                         (206)                          607
                                             --------------------------    --------------------------

Net income (loss)                            $   (18,325)   $      (206)   $   (18,278)   $       432
                                             ==========================    ==========================

Earnings (loss) per share:
  Basic and diluted:
    Loss from continuing operations          $     (2.96)                  $     (3.17)   $     (0.04)
    Income (loss) from discontinued
      operations                                            $     (0.04)                         0.13
                                             --------------------------    --------------------------
    Net income (loss)                        $     (2.96)   $     (0.04)   $     (3.17)   $      0.09
                                             ==========================    ==========================

Weighted average common shares outstanding
  Basic and diluted                            6,187,000      5,369,000      5,771,000      4,956,000
                                             ==========================    ==========================

            See notes to consolidated condensed financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                              Six Months Ended
                                                           ---------------------
                                                           June 30,    June 28,
                                                             1998        1997
                                                           --------    --------
Cash flows from operating activities:

  Net income (loss)                                        $(18,278)   $    432
  Adjustments to reconcile net income to
    net cash provided in operating activities:
    Depreciation and amortization                             1,135         415
    Debt discount amortization                                   17
    Charge for purchased in-process software
      technology                                             26,300
    Deferred income taxes                                    (9,309)
    Income from discontinued operations                                    (607)
    Stock incentive compensation expense                                    599
    Changes in operating assets and liabilities,
      net of amounts acquired:
      Receivables                                            (1,559)       (975)
      Inventory                                                  93         479
      Other assets                                              (31)         44
      Accounts payable, accrued liabilities and
        income taxes payable                                  1,994        (431)
                                                           --------    --------
        Net cash provided by (used in) operating
          activities                                            362         (44)
                                                           --------    --------
Cash flows from investing activities:
  Capital expenditures                                         (185)       (207)
  Capitalized software development costs                       (490)
  Net cash paid for acquisition                             (44,831)
  Proceeds from sale of assets                                  855       5,200
  Receipt of principal of note receivable from
    TransAct                                                              1,000
                                                           --------    --------
        Net cash provided by (used in) investing
          activities                                        (44,651)      5,993
                                                           --------    --------
Cash flows from financing activities:
  Proceeds from issuance of long term debt                   23,000
  Net proceeds from line of credit                            3,450
  Proceeds from issuance of stock                             2,000
  Principal payments on long term debt                         (300)
  Net decrease in short term investments                      4,403
  Proceeds from exercise of stock options and warrants           87       5,529
  Net transactions with discontinued operations                             (96)
  Purchase of treasury shares                                               (69)
                                                           --------    --------
        Net cash provided by financing activities            32,640       5,364
                                                           --------    --------
Increase (decrease) in cash and cash equivalents            (11,649)     11,313
Cash and cash equivalents at beginning of period             11,839       2,787
                                                           --------    --------
  Cash and cash equivalents at end of period               $    190    $ 14,100
                                                           ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                               $    236    $     72
    Income taxes                                                 99          88
Supplemental disclosures of non-cash investing
  and financing activities:
  Stock issued for acquisition                             $  4,998
  Conversion of convertible notes and debentures to
    common stock                                                       $  3,710

            See notes to consolidated condensed financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    General:

      In the opinion of Tridex Corporation ("Tridex" or the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of June 30, 1998, the results of its operations for the quarters and six months ended June 30, 1998 and June 28, 1997 and changes in its cash flows for the six months ended June 30, 1998 and June 28, 1997. The December 31, 1997 consolidated condensed balance sheet has been derived from the Company's audited financial statements at that date. These interim financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain prior year data has been reclassified to conform to the 1998 classifications.

      Revenue includes hardware sales, design, implementation and support of software systems, and related consultation services. Revenue on hardware sales is recognized upon shipment to the customer. Revenue on software sales is recognized in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition". Software license revenues are recognized when a software contract has been signed, delivery has occurred, fees are fixed and determinable and collectibility is probable. Maintenance revenues are deferred and recognized ratably over the maintenance period, generally one year.

      The results of operations for the quarters and six months ended June 30, 1998 and June 28, 1997 are not necessarily indicative of the results to be expected for the full year.

2.    Acquisition of Progressive Software, Inc.:

      On April 17, 1998, the Company purchased all of the issued and outstanding shares of privately-held Progressive Software, Inc. ("Progressive"), a point-of-sale ("POS") software and systems provider for the restaurant and specialty retail industries. The acquisition of Progressive was accounted for by the purchase method. Accordingly the results of operations of Progressive have been included in the accompanying consolidated financial statements from the date of acquisition.

      The purchase price of Progressive was approximately $48,111,000 including estimated acquisition costs. The consideration paid for Progressive was comprised of $4,998,000 in Tridex common stock and the balance of approximately $43,113,000 payable in cash, including payment of Progressive's line of credit of $9,632,000. The cash portion of the purchase price was financed by: (a) $12,000,000 borrowed under the Senior Term Loan from Fleet National Bank ("Fleet"), (b) $11,000,000 proceeds from the sale of Senior Subordinated Notes to Massachusetts Mutual Life Insurance Company, MassMutual Corporate Investors, MassMutual Participation Investors and MassMutual Corporate Value Partners Limited (the "MassMutual Investors"), (c) $2,000,000 proceeds from the sale of 285,714 shares of Tridex common stock to the MassMutual Investors, (d) $1,736,000 borrowed under the Revolving Credit Facility with Fleet, and
      (e) the balance from the Company's cash.

      At June 30, 1998, the Company estimated the allocation of the purchase price, in thousands, to be as follows:

             Tangible net assets                         $ 6,442
             Purchased in-process software technology     26,300
             Estimated goodwill and other intangibles     15,369
                                                         -------
                                                         $48,111
                                                         =======

      The tangible net assets consist primarily of accounts receivable, inventory, equipment and leasehold improvements and liabilities assumed. The purchased in-process software technology, as determined by an independent appraisal firm, was charged to expense in accordance with applicable accounting rules during the quarter ended June 30, 1998 because it has not yet reached technological feasibility and it has no alternative future use. The estimated goodwill and other intangibles are being amortized over five years.

      The following pro forma data (unaudited) reflect the 1998 acquisition of Progressive as if the acquisition had occurred at the beginning of 1997, but excludes the one-time write off of in-process software technology, discussed above; such data does not purport to be indicative of what would have occurred had this transaction been made on that date:

                                         Quarters Ended                       Six Months Ended
                                         --------------                       ----------------
                                 June 30, 1998     June 28, 1997     June 30, 1998     June 28, 1997
                                 -------------     -------------     -------------     -------------
                                           (Dollars in thousands, except for share amounts)
      Sales                         $13,362           $15,737           $24,491           $30,105
      Operating income (Loss)          (247)              131            (1,495)              (75)
      Net loss                         (631)             (335)           (1,890)             (908)
      Earnings  per share -
        basic:                      $ (0.10)          $ (0.07)          $ (0.30)          $ (0.15)

3.    Bank credit agreement and long term debt:

      On April 17, 1998, the Company entered into a Credit Agreement (the "Credit Agreement") with Fleet National Bank ("Fleet") which provides for an $8 million working capital facility (the "Working Capital Facility") and a $12 million term loan facility (the "Term Loan"). The Working Capital Facility expires on June 30, 1999 and bears a non-utilization fee on the unused facility ranging from .25% to .625% depending upon certain performance criteria. The Term Loan requires the Company to make quarterly principal payments commencing June 30, 1998 in the amount of $300,000 per quarter during the first year, $450,000 per quarter during the second year and $750,000 per quarter thereafter. The Credit Agreement allows the Company to borrow at interest rates based upon Fleet's Prime Rate, plus a margin of up to one percentage point, depending upon certain performance criteria. At the Company's option, it may borrow at interest rates based upon LIBOR, plus a margin ranging from 1.25 to 2.75 percentage points, depending upon certain performance criteria. Interest on Prime Rate-based loans is payable monthly. Interest on LIBOR-based loans is payable at the end of the contract period.

      The Credit Agreement is secured by a first priority security interest in certain assets, imposes certain covenants (including minimum tangible capital base, maximum ratio of senior funded debt to EBITDA, maximum ratio of total consolidated funded debt to EBITDA, minimum interest coverage ratio and minimum fixed charge coverage ratio) and restricts the amount available for payment of cash dividends and capital stock distributions. At June 30, 1998, the Company was in compliance with these covenants and expects to be in compliance with all covenants during the remainder of 1998.

      On April 17, 1998, the Company sold to the MassMutual Investors at face value $11 million of the Company's 19% Senior Subordinated Notes due April 17, 2005. On May 27, 1998, the Company issued to the MassMutual Investors warrants to purchase 350,931 shares of the Company's common stock at $7.00 per share and the interest rate on the subordinated notes was reduced to 12% from 19%. The estimated fair market value of the warrants has been recorded as a discount to the principal amount of the outstanding notes and is being amortized over the term of the notes. The subordinated notes require prepayments of $3,666,667 on each of April 17, 2003 and April 17, 2004. Interest is payable quarterly on the 17th day of January, April, July and October commencing on July 17, 1998. The subordinated notes impose certain covenants, including minimum consolidated net worth, minimum fixed charge coverage ratio and maximum leverage ratio. At June 30, 1998, the Company was in compliance with these covenants and expects to be in compliance with all covenants during the remainder of 1998.

4.    Discontinued operations:

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

5.    Earnings (loss) per common share:

      Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share assumes the exercise of options and warrants and the conversion of dilutive securities, when the result is dilutive.

6.    Inventories: Components of inventory are:

                                 June 30, 1998    December 31, 1997
                                 -------------    -----------------
                                        (Dollars in Thousands)
       Raw materials and
         component parts             $2,837             $2,097
       Work-in-process                   67                 75
       Finished goods                 4,276                815
                                     ------             ------
                                     $7,180             $2,987
                                     ======             ======

7.    Research and Development Expenditures:

      The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards Number 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" (SFAS 86). As of June 30, 1998 and December 31, 1997, capitalized software development costs were $490,000 and zero, respectively. The capitalization of software development costs begins when the technological feasibility of a product has been established by development of a working model and ends when the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgement by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Annual amortization charged to cost of sales will be computed on an individual product basis and will be the greater of: (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues for the product, or (b) the straight-line method over the estimated economic life of the product, which is generally estimated to be 3 years.

      All other research and development expenditures are charged to research and development expense in the period incurred.

8.    Commitments and contingencies:

      The Company is involved in an environmental matter discussed in Note 8 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. As of June 30, 1998 and to the date of this report, there has been no material development in the resolution of this matter.

9.    Subsequent events:

      In June 1998, the Company reached an agreement with the seller of Progressive to reduce the purchase price of Progressive by approximately $2,400,000, based upon the April 17, 1998 Audited Closing Balance Sheet in accordance with the terms of the Stock Purchase Agreement. The Company received these funds in July 1998 and used them to reduce the line of credit and for general working capital purposes.

      On July 29, 1998, Tridex and Sulcus Hospitality Technologies Corp. ("Sulcus") discontinued negotiations regarding their potential merger. Tridex and Sulcus previously announced a letter of intent to merge on June 15, 1998. The June 30, 1998 quarter and six month results include a non-recurring charge of approximately $160,000 related to due diligence expenses.

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

Results of Operations

As described in Note 4 of the Notes to Consolidated Financial Statements, the Company completed the spin-off of TransAct in March 1997 and the sale of Cash Bases in May 1997. The Consolidated Financial Statements may not necessarily reflect what the results of operations or the financial position of the Company would have been if TransAct and Cash Bases had been separate entities during the periods presented. The discussion and analysis set forth below is based upon continuing operations only.

Quarter Ended June 30, 1998 Compared to Quarter Ended June 28, 1997

Consolidated net sales for the quarter ended June 30, 1998 increased $5,639,000 (91%) to $11,813,000 from $6,174,000 in the comparable quarter of the prior year. The increase reflects sales of Progressive from the date of acquisition, April 17, 1998, and greater volume of shipments of Ultimate's point-of-sale ("POS") component products, particularly custom manufactured keyboards and pole displays, as well as distributed products.

Consolidated gross profit increased $1,663,000 (109%) to $3,192,000 from $1,529,000 in the prior year's quarter, primarily as a result of the contribution of Progressive and greater volume of shipments of Ultimate's POS products. Consolidated gross profit margin increased to 27.0% of sales from 25.8% of sales in the prior year's quarter as a result of the addition of software sales from Progressive and a more favorable product mix and lower manufacturing costs from Ultimate.

Consolidated engineering, design and product development costs increased $773,000 to $919,000 from $146,000 in the prior year's quarter. The increase is primarily the result of the inclusion of such costs for Progressive and is net of $490,000 of software development costs capitalized during the quarter.

Consolidated selling, administrative and general expenses increased $941,000 (71%) to $2,262,000 from $1,321,000 in the prior year's quarter. The increase in selling expenses is primarily the result of the inclusion of such costs for Progressive. The increase in administrative and general expenses is primarily the result of the inclusion of such costs for Progressive and the inclusion of a non-recurring charge of approximately $160,000 associated with the due diligence review for a transaction that was not completed. Operating expense in the current quarter includes the $26,300,000 write off of in-process software technology acquired with the purchase of Progressive. Prior year results include a non-cash expense of $195,000 related to a stock incentive compensation agreement with the principal executive officers of Ultimate.

Consolidated operating income (loss) for the current quarter was a loss of $895,000 (exclusive of the write-off of in-development software technology) compared to a loss of $137,000 in the prior year's quarter. The loss in the current period was primarily the result of the increase in selling, administrative and general expenses. Consolidated operating income (loss) as a percentage of sales was a 7.6% loss compared to a 2.2% loss in the prior year's quarter.

Net interest expense for the quarter was $562,000 compared to net interest income of $156,000 in the prior year's quarter. Interest expense for the quarter primarily consists of interest on debt incurred to acquire Progressive.

Other non-operating expense of $9,000 represents costs associated with non-operating properties held for sale. Other non-operating expenses in the prior year's quarter represents the Company's 10% share of the losses of Cash Bases.

Provision for income taxes in the current quarter reflects an estimated effective tax rate of 34% for the quarter. The benefit recorded in the current quarter reflects the recognition of deferred taxes of $9,700,000 related to the write-off of in-process software technology.

Net loss for the current quarter was $18,325,000 (or $2.96 per share), as compared to a net loss of $206,000 (or $0.04 per share) in the prior year's quarter. The prior year's loss was entirely attributable to discontinued operations. The average number of common shares outstanding increased to 6,187,000 shares from 5,369,000 shares in the prior year's quarter.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 28, 1997

Consolidated net sales for the six months ended June 30, 1998 increased $6,305,000 (54%) to $18,025,000 from $11,720,000 in the comparable period of the prior year. The increase reflects sales of Progressive from the date of acquisition, April 17, 1998, and greater volume of shipments of Ultimate's POS component products, particularly custom manufactured keyboards and pole displays, as well as distributed products.

Consolidated gross profit increased $1,897,000 (69%) to $4,658,000 from $2,761,000 in the prior year's period, primarily as a result of the contribution of Progressive and greater volume of shipments of POS products. Consolidated gross profit margin increased to 25.8% of sales from 23.6% of sales in the prior year's period as a result of the addition of software sales from Progressive and a more favorable product mix and lower manufacturing costs from Ultimate.

Consolidated engineering, design and product development costs increased $900,000 to $1,199,000 from $299,000 in the prior year's period. The increase is primarily the result of the inclusion of such costs for Progressive and is net of $490,000 of software development costs capitalized during the period.

Consolidated selling, administrative and general expenses increased $610,000 (22%) to $3,353,000 from $2,743,000 in the prior year's period. The increase in selling expenses is primarily the result of the inclusion of such costs for Progressive. The increase in administrative and general expenses is primarily the result of the inclusion of such costs for Progressive and the inclusion of a non-recurring charge of approximately $160,000 associated with the due diligence review for a transaction that was not completed. Operating expenses in the current year include the $26,300,000 write-off of in-process software technology acquired with the purchase of Progressive. Prior year administrative and general expenses include a non-cash expense of $599,000 related to a stock incentive compensation agreement with the principal executive officers of Ultimate.

Consolidated operating income (loss) for the current period was a loss of $1,029,000 (exclusive of the write-off of in process software technology) compared to a loss of $696,000 in the prior year's period. The loss in the current period was primarily the result of the increase in selling, administrative and general expenses. Consolidated operating income (loss) as a percentage of sales was a 5.7% loss compared to a 5.9% loss in the prior year's period.

Net interest expense for the current period was $336,000 compared to net interest income of $165,000 in the prior year's period. Interest expense of the period primarily consists of interest on debt incurred to acquire Progressive. Interest income for the prior year period primarily consisted of interest earned on temporary cash investments and interest earned on receivables from the sale of stock.

Other non-operating expense of $8,000 for the current period represents costs associated with non-operating properties held for sale. Other non-operating expenses in the prior year's period represents the Company's 10% share of the losses of Cash Bases.

Provision (benefit) for income taxes in the first six months reflects an estimated effective tax rate. The benefit recorded in the current period reflects the recognition of deferred taxes of approximately $9,700,000 related to the write-off of in-process software technology.

Net loss for the current period was $18,278,000 (or $3.17 per share) as compared to $432,000 (or $0.09 per share) in the prior year's period. The average number of common shares outstanding increased to 5,771,000 shares from 4,956,000 shares in the prior year's period.

Liquidity and Capital Resources

At June 30, 1998, the Company had $190,000 in cash and availability of $4,550,000 under the Company's $8,000,000 working capital revolving credit facility. The Company's working capital at June 30, 1998 was $5,017,000 compared with $19,490,000 at December 31, 1997. The current ratio was 1.4 : 1.0 at June 30, 1998 and 6.2 : 1.0 at December 31, 1997.

The decrease in working capital is primarily the result of the purchase of all of the issued and outstanding shares of privately-held Progressive Software, Inc. ("Progressive") on April 17, 1998. The purchase price of Progressive was approximately $48,111,000 including estimated acquisition costs. The consideration paid for Progressive was comprised of $4,998,000 in Tridex common stock and the balance of approximately $43,113,000 payable in cash, including payment of Progressive's line of credit of $9,632,000. The cash portion of the purchase price was financed by: (a) $12,000,000 borrowed under the Senior Term Loan from Fleet, (b) $1,736,000 borrowed under the Revolving Credit Facility with Fleet, (c) $11,000,000 proceeds from the sale of Senior Subordinated Notes due April 17, 2005, to the MassMutual Investors, (d) $2,000,000 proceeds from the sale of 285,714 shares of Tridex common stock to the MassMutual Investors and (e) the balance from the Company's cash. See note 3 to the Company's financial statements of this Form 10-Q for a description of the Fleet Credit Agreement and the Senior Subordinated Notes.

At June 30, 1998, the Company had no material commitment for capital expenditures.

The Company believes that funds generated from operations of the combined companies and borrowings under the working capital revolving credit facility of the Credit Agreement, if necessary, will continue to satisfy its working capital needs, support a certain level of growth and meet scheduled debt retirements.

The Year 2000

The Company has undertaken a survey of its products, information systems, suppliers, customers and other third parties with significant relationships with the Company, to identify risks related to the year 2000 issue and address the potential impact on its operations and financial condition. Based upon its survey and the advice of technical consultants, the Company believes that the year 2000 issue will not have a material impact on its products and that the cost of addressing the year 2000 issue is not likely to have a material impact on the Company's operations or financial condition. The Company will continue to review the year 2000 issue for potential impact on its products, operations, and financial condition.

                           PART II. OTHER INFORMATION

Item 4.     Submission of Matter to a Vote of Security Holders

            The Company held its Annual Meeting of Shareholders on May 27, 1998. Matters voted upon at the meeting and the number of votes cast for, against or withheld, are as follows:

            (1) To consider and act upon a proposal to elect the following nominees to be Directors:

                                                             Votes Against or
                  Nominee                   Votes For            Withheld
                  -------                   ---------            --------
                  Seth M. Lukash            5,694,533             41,631
                  Paul J. Dunphy            5,695,276             40,888
                  Graham Y. Tanaka          5,695,276             40,888
                  Thomas R. Schwarz         5,695,276             40,888
                  Dennis J. Lewis           5,695,276             40,888

            (2) To approve the amendment of the 1997 Long Term Incentive Plan for employees, officers and directors of the Corporation. Votes cast were: 3,768,117 for, 113,166 against and 15,026 withheld.

            (3) To approve the establishment of the 1998 Non-Executive Long Term Incentive Plan. Votes cast were: 3,727,455 for, 160,604 against and 8,250 withheld.

            (4) To approve the issuance of warrants to purchase 350,931 shares of common stock of the Corporation to Massachusetts Mutual Life Insurance Company and related parties. Votes cast were:
                  3,843,308 for, 45,270 against and 7,731 withheld.

            (5) To appoint Price Waterhouse LLP as the Company's independent certified public accountants for the year ended December 31, 1998. Votes cast were: 5,721,106 for, 9,818 against and 5,240 withheld.

Item 6.     Exhibits and Reports on Form  8-K

            a.    Exhibits

                  Exhibit 11. Computation of Per Share Earnings

            b.    Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K on May 1, 1998 to report that on April 17, 1998 it completed the acquisition of Progressive Software, Inc.

                  The Company filed an Amended Current Report on Form 8-K/A on June 30, 1998, supplementing the Form 8-K filed May 1, 1998.

                  The Company filed a Current Report on Form 8-K on June 25, 1998 to report that it signed on June 13, 1998 a Letter of Intent with Sulcus Hospitality Technologies Corporation to merge the operations and business of the two companies.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TRIDEX CORPORATION
                                      ------------------

                                      (Registrant)




August 13, 1998                       /s/ Seth M. Lukash
                                      ------------------
                                      Seth M. Lukash
                                      Chairman of the Board, President, Chief
                                      Executive Officer, and Chief Operating
                                      Officer

August 13, 1998                       /s/ Daniel A. Bergeron
                                      ----------------------
                                      Daniel A. Bergeron
                                      Vice President and Chief Financial Officer

August 13, 1998                       /s/ George T. Crandall
                                      ----------------------
                                      George T. Crandall
                                      Vice President and Treasurer