Form 10-Q
period 1998-09-30
TRIDEX CORP
filed 1998-11-16
CIK 47254

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
   |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1998
                                ------------------

                                       OR

   |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______________________to: ______________________


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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                               Outstanding October 31, 1998
-------------------------                        -------------------------------
Common stock, no par value                                  6,379,123

                       TRIDEX CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

PART I.           Financial Information:

    Item 1.       Financial Statements

                  Consolidated Condensed Balance Sheets
                  September 30, 1998 and December 31, 1997                   3

                  Consolidated  Statements  of Income for the
                  Quarters  and Nine Months  Ended  September
                  30, 1998 and September 27, 1997                            4

                  Consolidated  Statements  of Cash Flows for
                  the Nine Months  Ended  September  30, 1998
                  and September 27, 1997                                     5

                  Notes to Consolidated  Condensed  Financial
                  Statements                                                 6

    Item 2.       Management's  Discussion  and  Analysis  of
                  the  Results of  Operations  and  Financial
                  Condition                                                  10

PART II.    Other Information:

    Item 6.       Exhibits and Reports on Form 8-K                           13

Signatures                                                                   13

                       TRIDEX CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)
                                   (Unaudited)

                                                     September 30,  December 31,
                                                          1998          1997
                                                     ------------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                             $    504     $ 11,839
  Short term investments                                                4,403
  Receivables                                              9,170        3,043
  Inventories                                              7,444        2,987
  Deferred tax assets                                        679          659
  Other current assets                                       147          343
                                                        --------     --------
    Total current assets                                  17,944       23,274
                                                        --------     --------

  Plant and equipment                                      3,911        2,436
  Less accumulated depreciation                           (1,611)      (1,195)
                                                        --------     --------
                                                           2,300        1,241
                                                        --------     --------

  Excess of cost over fair value of net assets
   acquired                                                9,431        2,517
  Capitalized software                                     7,449
  Deferred tax assets                                      9,495          206
  Other assets                                               157          160
  Investment in net assets of discontinued
   operations                                                             605
                                                        --------     --------
                                                        $ 46,776     $ 28,003
                                                        ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank lines of credit                                  $  3,200
  Current portion of long term debt (Note 3)               1,500
  Accounts payable                                         5,500     $  1,820
  Accrued liabilities                                      1,658        1,964
  Deferred revenue                                         1,586
                                                        --------     --------
    Total current liabilities                             13,444        3,784
                                                        --------     --------

Long term debt, less current portion (Note 3)             19,740

Shareholders' equity:
  Common stock, no par value                               1,633        1,377
  Additional paid-in capital                              33,315       25,273
  Retained earnings (deficit)                            (19,613)        (673)
  Receivable from sale of stock                             (801)        (816)
  Common shares held in treasury, at cost                   (942)        (942)
                                                        --------     --------
                                                          13,592       24,219
                                                        --------     --------
                                                        $ 46,776     $ 28,003
                                                        ========     ========

            See notes to consolidated condensed financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

                                               Quarters Ended               Nine Months Ended
                                         --------------------------    --------------------------
                                           September     September      September      September
                                           30, 1998       27, 1997       30, 1998       27, 1997
                                         --------------------------    --------------------------
Net sales                                $    12,815    $     6,872    $    30,840    $    18,592
                                         --------------------------    --------------------------

Operating costs and expenses:
  Cost of sales                                9,423          5,075         22,790         14,034
  Engineering, design and product
   development costs                             786            174          1,985            473
  Selling, administrative and general
   expenses                                    2,355          1,259          5,708          4,002
  Depreciation and amortization                1,015            198          2,150            613
  Purchased in-process software
   technology                                                               26,300
                                         --------------------------    --------------------------
                                              13,579          6,706         58,933         19,122
                                         --------------------------    --------------------------

Operating income (loss)                         (764)           166        (28,093)          (530)

Other charges (income):
  Interest expense (income), net                 688           (175)         1,024           (340)
  Other, net                                       7              1             15              9
                                         --------------------------    --------------------------
                                                 695           (174)         1,039           (331)
                                         --------------------------    --------------------------

Income (loss) from continuing
 operations before income taxes               (1,459)           340        (29,132)          (199)

Provision (benefit) for income taxes            (797)           340        (10,192)           (24)
                                         --------------------------    --------------------------

Loss from continuing operations                 (662)             0        (18,940)          (175)
Income from discontinued operations
 (Note 4)                                                                                     607
                                         --------------------------    --------------------------
Net income (loss)                        $      (662)   $         0    $   (18,940)   $       432
                                         ==========================    ==========================

Earnings (loss) per share:
  Basic and diluted:
   Loss from continuing operations       $     (0.10)                  $     (3.17)   $     (0.03)
   Income from discontinued operations                  $      0.00                          0.11
                                         --------------------------    --------------------------
   Net income (loss)                     $     (0.10)   $      0.00    $     (3.17)   $      0.08
                                         ==========================    ==========================

Weighted average common shares
 outstanding
   Basic and diluted                       6,377,000      5,351,000      5,975,000      5,089,000
                                         ==========================    ==========================

          See notes to consolidated condensed financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                             Nine Months Ended
                                                          ----------------------
                                                          September    September
                                                           30, 1998     27, 1997
                                                          ---------    ---------
Cash flows from operating activities:
  Net income (loss)                                        $(18,940)   $    432
  Adjustments to reconcile net income to net cash
   provided in operating activities:
     Depreciation and amortization                            2,150         613
     Debt discount amortization                                  68
     Charge for purchased in-process software
      technology                                             26,300
     Deferred income taxes                                   (9,309)
     Income from discontinued operations                                   (607)
     Stock incentive compensation expense                                   794
     Changes in operating assets and liabilities, net
      of amounts acquired:
      Receivables                                            (1,998)       (687)
      Inventory                                                (171)        803
      Other assets                                              (23)        122
      Accounts payable, accrued liabilities and
       income taxes payable                                   1,810        (666)
                                                           --------    --------
         Net cash provided by (used in) operating
          activities                                           (113)        804
                                                           --------    --------

Cash flows from investing activities:
  Capital expenditures                                         (419)       (273)
  Capitalized software development costs                     (1,178)
  Net cash paid for acquisition                             (42,570)
  Proceeds from sale of assets                                  855       5,200
  Receipt of principal of note receivable from
   TransAct                                                               1,000
                                                           --------    --------
         Net cash provided by (used in) investing
          activities                                        (43,312)      5,927
                                                           --------    --------

Cash flows from financing activities:
  Proceeds from issuance of long term debt                   23,000
  Net proceeds from line of credit                            3,200
  Proceeds from issuance of stock                             2,000
  Principal payments on long term debt                         (600)
  Net decrease in short term investments                      4,403
  Proceeds from exercise of stock options and warrants           87       5,580
  Net transactions with discontinued operations                             (96)
  Purchase of treasury shares                                               (69)
                                                           --------    --------
         Net cash provided by financing activities           32,090       5,415
                                                           --------    --------

Increase (decrease) in cash and cash equivalents            (11,335)     12,146
Cash and cash equivalents at beginning of period             11,839       2,787
                                                           --------    --------
  Cash and cash equivalents at end of period               $    504    $ 14,933
                                                           ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
   Interest                                                $    718    $     84
   Income taxes                                                 116          63
Supplemental disclosures of non-cash investing
 and financing activities:
  Stock issued for acquisition                             $  4,998
  Conversion of convertible notes and debentures to
   common stock                                                        $  3,710

            See notes to consolidated condensed financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    General:

      In the opinion of Tridex Corporation ("Tridex" or the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of September 30, 1998, the results of its operations for the quarters and nine months ended September 30, 1998 and September 27, 1997 and changes in its cash flows for the nine months ended September 30, 1998 and September 27, 1997. The December 31, 1997 consolidated condensed balance sheet has been derived from the Company's audited financial statements at that date. These interim financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain prior year data has been reclassified to conform to the 1998 classifications.

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

      The results of operations for the quarters and nine months ended September 30, 1998 and September 27, 1997 are not necessarily indicative of the results to be expected for the full year.

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

      The purchase price of Progressive was approximately $48,111,000 including estimated acquisition costs. The consideration paid for Progressive was comprised of $4,998,000 in Tridex common stock and approximately $43,113,000 in cash, including payment of Progressive's line of credit of $9,632,000. The cash portion of the purchase price was financed by: (a) $12,000,000 borrowed under a senior term loan from Fleet National Bank ("Fleet"), (b) $11,000,000 proceeds from the sale of senior subordinated notes to Massachusetts Mutual Life Insurance Company, MassMutual Corporate Investors, MassMutual Participation Investors and MassMutual Corporate Value Partners Limited (the "MassMutual Investors"), (c) $2,000,000 proceeds from the sale of 285,714 shares of Tridex common stock to the MassMutual Investors, (d) $1,736,000 borrowed under a working capital facility with Fleet, and (e) the balance from the Company's cash. In June 1998, the Company reached an agreement with the seller of Progressive to reduce the purchase price of Progressive by approximately $2,400,000, based upon the April 17, 1998 audited closing balance sheet in accordance with the terms of the Stock Purchase Agreement. The Company received these funds in July 1998 and used them to reduce the line of credit and for general working capital purposes.

      At September 30, 1998, the Company estimated the allocation of the purchase price, in thousands, to be as follows:

             Tangible net assets                        $  6,892
             Purchased in-process software technology     26,300
             Estimated goodwill and other intangibles     14,919
                                                        --------
                                                        $ 48,111
                                                        ========

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

      The following pro forma data (unaudited) reflect the 1998 acquisition of Progressive as if the acquisition had occurred at the beginning of 1997, but excluded the one-time write off of in-process software technology, discussed above. Such data do not purport to be indicative of what would have occurred had this transaction been made on that date:

                           Quarter Ended               Nine Months Ended
                           -------------               -----------------
                         September 27, 1997  September 30, 1998  September 27, 1997
                         ------------------  ------------------  ------------------
                             (Dollars in thousands, except per share amounts)
      Sales                    $15,814            $  37,306          $  45,919
      Operating loss               (48)              (2,259)              (123)
      Net loss                    (458)              (2,552)            (1,366)
      Loss per share - basic:  $ (0.07)           $   (0.40)         $   (0.22)

3.    Bank credit agreement and long term debt:

      On April 17, 1998, the Company entered into a Credit Agreement (the "Credit Agreement") with Fleet which provides for an $8 million working capital facility (the "Working Capital Facility") and a $12 million term loan facility (the "Term Loan"). The Working Capital Facility expires on June 30, 1999 and bears a non-utilization fee on the unused facility ranging from .25% to .625% depending upon certain performance criteria. The Term Loan requires the Company to make quarterly principal payments commencing June 30, 1998 in the amount of $300,000 per quarter during the first year, $450,000 per quarter during the second year and $750,000 per quarter thereafter. The Credit Agreement allows the Company to borrow at interest rates based upon Fleet's prime rate, plus a margin of up to one percentage point, depending upon certain performance criteria. At the Company's option, it may borrow at interest rates based upon LIBOR, plus a margin ranging from 1.25 to 2.75 percentage points, depending upon certain performance criteria. Interest on prime rate-based loans is payable monthly. Interest on LIBOR-based loans is payable at the end of the LIBOR measuring period.

      The Credit Agreement is secured by a first priority security interest in certain assets, imposes certain financial covenants (including minimum tangible capital base, maximum ratio of senior funded debt to EBITDA, maximum ratio of total consolidated funded debt to EBITDA, minimum interest coverage ratio and minimum fixed charge coverage ratio) and restricts the amount available for payment of cash dividends and capital stock distributions. As of September 30, 1998, the Company was not in compliance with the covenants related to the ratio of senior funded debt to EBITDA, the ratio of total consolidated funded debt to EBITDA, the interest coverage ratio and the fixed charge coverage ratio. As of November 1, 1998, Fleet agreed to waive the non-compliance as of September 30, 1998 and to amend the method of calculation of the financial covenants for December 31, 1998, March 30, 1999 and June 30, 1999. In addition, Fleet imposed a temporary reduction of $2,000,000 in the availability under the Working Capital Facility until the Company obtains from the selling shareholder of Progressive a reduction in any amount of the purchase price paid for Progressive. The Company paid a fee to the Fleet of $70,000 for the amendment, which is being amortized over the term of the Credit Agreement.

      On April 17, 1998, the Company sold to the MassMutual Investors at face value $11 million of the Company's senior subordinated notes due April 17, 2005 (the "Notes"). On May 27, 1998, the Company issued to the MassMutual Investors warrants to purchase 350,931 shares of the Company's common stock at $7.00 per share and the interest rate on the Notes was reduced to 12% from 19%. The estimated fair market value of the warrants has been recorded as a discount to the principal amount of the outstanding Notes and is being amortized over the term of the Notes. The Notes require prepayments of $3,666,667 on each of April 17, 2003 and April 17, 2004. Interest is payable quarterly on the 17th day of January, April, July and October commencing on July 17, 1998. The Notes impose certain financial covenants, including minimum consolidated net worth, minimum fixed charge coverage ratio and maximum leverage ratio. As of September 30, 1998, the Company was not in compliance with the covenants related to the fixed charge coverage ratio and the leverage ratio. As of November 1, 1998, the MassMutual Investors agreed to waive the non-compliance as of September 30, 1998 and to amend the financial covenants for December 31, 1998 and March 30, 1999. The Company paid a fee to the MassMutual Investors of $39,600 for the amendment, which is being amortized over the term of the Notes.

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

6.    Inventories:

      Components of inventory are:

                                    September 30, 1998  December 31, 1997
                                    ------------------  -----------------
                                            (Dollars in Thousands)
       Raw materials and component
       parts                             $  2,674             $2,097
       Work-in-process                         68                 75
       Finished goods                       4,702                815
                                         --------             ------
                                         $  7,444             $2,987
                                         ========             ======

7.    Research and Development Expenditures:

      The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards Number 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" (SFAS 86). As of September 30, 1998 and December 31, 1997, capitalized software development costs were $1,178,000 and zero, respectively. The capitalization of software development costs begins when the technological feasibility of a product has been established by development of a working model and ends when the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgement by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Annual amortization charged to cost of sales will be computed on an individual product basis and will be the greater of: (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues for the product, or (b) the straight-line method over the estimated economic life of the product, which is generally estimated to be 3 years.

      All other research and development expenditures are charged to research and development expense in the period incurred.

8.    Commitments and contingencies:

      The Company is involved in an environmental matter discussed in Note 8 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. As of September 30, 1998 and to the date of this report, there has been no material development in the resolution of this matter.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Certain statements included in this report, including, but not limited to, statements in this Management's Discussion and Analysis of the Results of Operations and Financial Condition, which are not historical facts may be deemed to contain forward looking statements with respect to events the occurrence of which involves risks and uncertainties, including, but not limited to, the Company's expectations regarding net sales, gross profit, operating income and financial condition and the Company's evaluation of the Year 2000 issue.

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

Quarter Ended September 30, 1998 Compared to Quarter Ended September 27, 1997

Consolidated net sales for the quarter ended September 30, 1998 increased $5,943,000 (86%) to $12,815,000 from $6,872,000 in the comparable quarter of the prior year. The increase reflects sales of Progressive, which was acquired on April 17, 1998, offset by decreased volume of shipments of point-of-sale ("POS") component products manufactured by Ultimate, particularly custom keyboards and pole displays, as well as distributed products.

Consolidated gross profit increased $1,595,000 (89%) to $3,392,000 from $1,797,000 in the prior year's quarter, primarily as a result of the contribution of Progressive offset by the impact of decreased volume of shipments of Ultimate's POS products. Consolidated gross profit margin increased to 26.5% of sales from 26.1% of sales in the prior year's quarter as a result of the addition of software sales offset by a decrease in margin on POS component products.

Consolidated engineering, design and product development costs increased $612,000 to $786,000 from $174,000 in the prior year's quarter. The increase is primarily the result of the inclusion of such costs for Progressive and is net of $688,000 of software development costs capitalized during the quarter.

Consolidated selling, administrative and general expenses increased $1,096,000 (87%) to $2,355,000 from $1,259,000 in the prior year's quarter. The increase in selling expenses is primarily the result of the inclusion of such costs for Progressive. The increase in administrative and general expenses is primarily the result of the inclusion of such costs for Progressive and the inclusion of a non-recurring charge of approximately $150,000 associated with the due diligence review for a transaction that was not completed. Prior year results include a non-cash expense of $195,000 related to a stock incentive compensation agreement with the principal executive officers of Ultimate.

Consolidated operating income (loss) for the current quarter was a loss of $764,000 compared to income of $166,000 in the prior year's quarter. The loss in the current period was primarily the result of the increase in selling, administrative and general expenses. Consolidated operating income (loss) as a percentage of sales was a 6.0% loss compared to income of 2.4% of sales in the prior year's quarter.

Net interest expense for the quarter was $688,000 compared to net interest income of $175,000 in the prior year's quarter. Interest expense for the quarter primarily consists of interest on debt incurred to acquire Progressive.

Other non-operating expense of $7,000 represents costs associated with non-operating properties held for sale.

Provision for income taxes in the current quarter reflects an estimated effective tax rate of 55% for the quarter.

Net loss for the current quarter was $662,000 (or $0.10 per share), as compared to zero in the prior year's quarter. The average number of common shares outstanding increased to 6,377,000 shares from 5,531,000 shares in the prior year's quarter.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 27, 1997

Consolidated net sales for the nine months ended September 30, 1998 increased $12,248,000 (66%) to $30,840,000 from $18,592,000 in the comparable period of the prior year. The increase reflects sales of Progressive from the date of acquisition, April 17, 1998, and greater volume of shipments of Ultimate's POS component products, particularly custom manufactured keyboards and pole displays, as well as distributed products.

Consolidated gross profit increased $3,492,000 (77%) to $8,050,000 from $4,558,000 in the prior year's period, primarily as a result of the contribution of Progressive and greater volume of shipments of POS products. Consolidated gross profit margin increased to 26.1% of sales from 24.5% of sales in the prior year's period as a result of the addition of software sales from Progressive and a more favorable product mix and lower manufacturing costs from Ultimate.

Consolidated engineering, design and product development costs increased $1,512,000 to $1,985,000 from $473,000 in the prior year's period. The increase is primarily the result of the inclusion of such costs for Progressive and is net of $1,178,000 of software development costs capitalized during the period.

Consolidated selling, administrative and general expenses increased $1,706,000 (43%) to $5,708,000 from $4,002,000 in the prior year's period. The increase in selling, administrative and general expenses is primarily the result of the inclusion of such costs for Progressive and the inclusion of a non-recurring charge of approximately $310,000 associated with the due diligence review for a transaction that was not completed. Operating expenses in the current year include the $26,300,000 write-off of in-process software technology acquired as part of the purchase of Progressive. Prior year administrative and general expenses include a non-cash expense of $794,000 related to a stock incentive compensation agreement with the principal executive officers of Ultimate.

Consolidated operating income (loss) for the current period was a loss of $1,793,000 (exclusive of the write-off of in process software technology) compared to a loss of $530,000 in the prior year's period. The loss in the current period was primarily the result of the increase in selling, administrative and general expenses. Consolidated operating income (loss) as a percentage of sales was a 5.8% loss compared to a 2.9% loss in the prior year's period.

Net interest expense for the current period was $1,024,000 compared to net interest income of $340,000 in the prior year's period. Interest expense for the period primarily consists of interest on debt incurred to acquire Progressive. Interest income for the prior year period primarily consisted of interest earned on temporary cash investments and interest earned on receivables from the sale of stock.

Other non-operating expense of $15,000 for the current period represents costs associated with non-operating properties held for sale. Other non-operating expenses in the prior year's period represents the Company's 10% share of the losses of Cash Bases.

Provision (benefit) for income taxes in the first nine months reflects an estimated effective tax rate. The benefit recorded in the current period reflects the recognition of deferred taxes of approximately $9,700,000 related to the write-off of in-process software technology.

Net loss for the current period was $18,940,000 (or $3.17 per share) as compared to net income of $432,000 (or $0.08 per share) in the prior year's period. The average number of common shares outstanding increased to 5,975,000 shares from 5,252,000 shares in the prior year's period.

Liquidity and Capital Resources

At September 30, 1998, the Company had $504,000 in cash and availability of $2,800,000 under the Company's $8,000,000 working capital revolving credit facility. The Company's working capital at September 30, 1998 was $4,500,000 compared with $19,490,000 at December 31, 1997. The current ratio was 1.3 : 1.0 at September 30, 1998 and 6.2 : 1.0 at December 31, 1997.

The decrease in working capital is primarily the result of the purchase of all of the issued and outstanding shares of privately-held Progressive on April 17, 1998. The purchase price of Progressive was approximately $48,111,000 including estimated acquisition costs. The consideration paid for Progressive was comprised of $4,998,000 in Tridex common stock and the balance of approximately $43,113,000 payable in cash, including payment of Progressive's line of credit of $9,632,000. The cash portion of the purchase price was financed by: (a) $12,000,000 borrowed under the senior Term Loan from Fleet, (b) $1,736,000 borrowed under the Working Capital Facility with Fleet, (c) $11,000,000 proceeds from the sale of the Notes to the MassMutual Investors, (d) $2,000,000 proceeds from the sale of 285,714 shares of Tridex common stock to the MassMutual Investors and (e) the balance from the Company's cash. See note 3 to the Company's financial statements of this Form 10-Q for a description of the Fleet Credit Agreement and the Notes.

At September 30, 1998, the Company had no material commitment for capital expenditures.

The Company believes that funds generated from operations of the combined companies and borrowings under the Working Capital Facility of the Credit Agreement, if necessary, will continue to satisfy its working capital needs, support a certain level of growth and meet scheduled debt retirements.

The Year 2000

The Company has undertaken a survey of its products, information systems, suppliers, customers and other third parties with significant relationships with the Company, to identify risks related to the year 2000 issue and address the potential impact on its operations and financial condition. Based upon its survey and the advice of technical consultants, the Company believes that the year 2000 issue will not have a material impact on its products and that the cost of addressing the year 2000 issue is not likely to have a material impact on the Company's operations or financial condition. All costs associated with the Company's plan for Year 2000 compliance are being expenses as incurred. The Company will continue to review the year 2000 issue for potential impact on its products, operations and financial condition.

Nasdaq Listing

On August 17, 1998 the Nasdaq Stock Market notified the Company that based on the Company's quarterly report for the quarter ended June 30, 1998, the Company did not meet the Nasdaq National Market listing requirement of maintaining $4,000,000 of net tangible assets. The Company's net tangible assets were $3,866,000 and $4,161,000 at June 30, 1998 and September 30, 1998, respectively.
The net tangible assets shortfall at June 30, 1998 resulted from the $26,300,000 write-off of in-process software technology acquired as part of the purchase of Progressive on April 17, 1998. The Company believes the June 30, 1998 shortfall is transitory and the Company is, and expects to be, in compliance with all requirements for continued listing on the Nasdaq National Market through 1999. The Company has reviewed its listing status with Nasdaq, but has not received confirmation whether Nasdaq believes that the Company's common stock should be listed on the Nasdaq National Market or the Nasdaq Small Cap Market.

                           PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            a.    Exhibits:

            Exhibit 4.1 Form of Letter of Waiver and Amendment dated November 12, 1998 by and among Massachusetts Mutual Life Insurance Company and certain of its affiliates and Tridex Corporation.
            Exhibit 10.1 Amendment No. 1 to Credit Agreement dated as of November 1, 1998, to Credit Agreement dated as of April 17, 1998, by and between Fleet National Bank, Tridex Corporation, Progressive Software, Inc. and Ultimate Technology Corporation.
            Exhibit 10.2 Employment Agreement dated April 9, 1998 between Tridex Corporation and Daniel A. Bergeron
            Exhibit 10.3 Employment Agreement dated May 11, 1998 between Tridex Corporation and John MacWillie
            Exhibit 10.4 Employment Agreement dated April 21, 1998 between Tridex Corporation and Raymond J. Mueller
            Exhibit 11          Computation of Per Share Earnings
            Exhibit 27          Financial Data Schedule.

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

                                    TRIDEX CORPORATION
                                    ------------------
                                    (Registrant)


November 13, 1998                   /s/ Seth M. Lukash
                                    --------------------------------------------
                                    Seth M. Lukash
                                    Chairman of the Board, President, Chief
                                    Executive Officer, and Chief Operating
                                    Officer


November 13, 1998                   /s/ Daniel A. Bergeron
                                    --------------------------------------------
                                    Daniel A. Bergeron
                                    Vice President and Chief Financial Officer


November 13, 1998                   /s/ George T. Crandall
                                    --------------------------------------------
                                    George T. Crandall
                                    Vice President and Treasurer

                                  EXHIBIT INDEX

Exhibit 4.1        Form of Letter of Waiver and Amendment dated November      15
                   12, 1998 by and among Massachusetts Mutual Life
                   Insurance Company and certain of its affiliates and Tridex Corporation.

Exhibit 10.1       Amendment No. 1 to Credit  Agreement  dated                17
                   as of November 1, 1998, to Credit Agreement dated as of April 17, 1998, by and between Fleet
                   National Bank, Tridex Corporation, Progressive
                   Software, Inc. and Ultimate Technology Corporation.

Exhibit 10.2       Employment Agreement dated April 9, 1998 between           23
                   Tridex Corporation and Daniel A. Bergeron

Exhibit 10.3       Employment Agreement dated May 11, 1998 between            29
                   Tridex Corporation and John MacWillie

Exhibit 10.4       Employment Agreement dated April 21, 1998                  35
                   between Tridex Corporation and Raymond J. Mueller

Exhibit 11         Computation of Per Share Earnings                          40

Exhibit 27         Financial Data Schedule