Form 10-K
period 1998-12-31
TRIDEX CORP
filed 1999-03-31
CIK 47254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                          -----------------------------
                                    FORM 10-K
                          -----------------------------

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended: December 31, 1998 or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________.

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

          Securities registered pursuant to Section 12 (b) of the Act:

                                             Name of each exchange on which
       Title of each class                             registered
-----------------------------------      ---------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. |_|

As of March 12, 1999 the aggregate market value of the registrant's issued and outstanding voting stock held by non-affiliates of the registrant was $12,417,000.

As of March 12, 1999 the registrant had outstanding 6,368,289 shares of common stock, without par value.

                        Exhibit Index appears on page 35

PART I

ITEM 1. BUSINESS

General

Tridex Corporation ("Tridex" or the "Company"), through its wholly-owned subsidiaries Ultimate Technology Corporation ("Ultimate") and Progressive Software, Inc. ("Progressive") and its Tridex Ribbons Division is a leading designer, developer, manufacturer, marketer and integrator of high quality, specialized software and hardware systems and components for the point-of-sale ("POS") industry. See Note 3 to the Company's 1998 Consolidated Financial Statements for a discussion of discontinued operations. All dollar amounts within this report, unless otherwise indicated, exclude results of discontinued operations.

(A)   General Development of Business since December 31, 1997

      On April 17, 1998 Tridex acquired all of the outstanding common stock of Progressive from Paul J. Smith, for a total purchase price of $47,594,000 consisting of 714,000 shares of Tridex common stock valued at $4,998,000 and the balance in cash. Tridex has raised claims seeking a purchase price reduction based on information learned in the third and fourth quarters of 1998. Tridex and Mr. Smith are now in litigation. See "Legal Proceedings".

(B)   Financial Information about Industry Segments

      The Company manages two operating subsidiaries as separate reportable business segments. Each segment offers different products to different classes of customers in the POS market. Ultimate is primarily focused on providing hardware solutions to the retail sector of the market, while Progressive is primarily focused on providing software solutions to the food service and specialty retail sectors of the market.

(C)   Narrative Description of Business

      (i)   Principal Products and Services

            Ultimate designs, manufactures and sells customer displays, keyboards and terminal devices for POS applications. Its products, based on "Open Systems" design, are used in Twinax, Unix/Aix and PC-based POS applications. Ultimate's newest product, the fully integrated Model 40 POS system, combines a monitor, receipt printer, cash drawer and a hardware platform which can be selected by the customer. Platform options include PC, net PC, thin client, ASCII terminal and TWINAX. Ultimate's other terminal products are the Model 1, 2/2B and 3. The Model 1, an on-line TWINAX terminal made for use with the IBM AS400/System 3X, is the only POS specific, fully integrated TWINAX terminal available on the market. The Model 2/2B is a serial POS terminal for RS232 connection to any multi-user host system. The Model 3, a PC-based front-end platform for connection to a PC via the keyboard port, provides full POS peripheral functionality while retaining the flexibly and serviceability of a separate dedicated PC. Ultimate also offers the Series 500, an advanced POS keyboard for use with PC or ASCII terminals. Ultimate's terminals and other peripheral products are sold to system integrators, original equipment manufacturers and directly to end users by a direct sales force along with selected strategic relationships with distributors, dealers and VARS located in New York, New Hampshire, Illinois, California, Georgia and Texas.

            Progressive offers three lines of high quality POS and back office software systems for the restaurant industry: IRIS Quick Serve and IRIS Full Serve, both Windows(R) NT(R)-based applications, and SMART 2, a DOS-based application on a Windows(R) NT(R) platform.

            Progressive Software's integrated restaurant information system, IRIS, is a 32-bit Microsoft Windows(R) NT(R)-based system for quick service and table service operators that combines advanced front of the house POS capabilities and powerful Back Office resource planning services to manage every aspect of store operations. This includes an intuitive touchscreen POS for order entry, drive-thru and kitchen display management, cost and general accounting, time and attendance, purchasing and inventory control, and demand forecasting.

            IRIS Quick Serve, currently installed in Japan, Taiwan and the United Kingdom is year 2000, Euro compliant and Unicode-enabled. Building on its legacy DOS product, Progressive also offers SMART 2 for customers who want to continue to use Progressive's legacy DOS systems on a Windows(R) NT(R) platform. SMART 2 employs object oriented component technology and helps manage the transition from legacy DOS systems to current technology. Progressive currently has more than 10,000 installations of its legacy DOS and Windows(R) NT(R) solutions in North America, Asia and Europe. Progressive was awarded the 1996 Microsoft Retail Application Developer award for its back office food service software.

            Progressive sells its software systems through direct and indirect sales forces and, when requested by customers, provides hardware and system integration services in connection with software sales. In addition, Progressive also offers help desk, on-site technical and consulting support, and project management services.

      (ii)  Sources and Availability of Raw Materials

            The principal raw materials used by Ultimate in the manufacture of custom keyboards and customer displays are injection molded plastic parts, formed metal parts and electronic subassemblies, all of which are readily available from a number of sources. The assembly of POS terminals combines the keyboard and customer display manufactured by Ultimate with a printer, monitor, cash drawer and other peripheral devices purchased from various suppliers, all of which are readily available from a number of sources.

      (iii) Intellectual Property

            The Company regards its software designs and code and portions of the hardware designs incorporated into its products as proprietary and protects them with a combination of copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and similar means. It may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or otherwise obtain and use, to the Company's detriment, information that the Company regards as proprietary. Moreover, the laws of some foreign countries do not afford the same protection to the Company's proprietary rights as do United States laws. There can be no assurance that legal protections relied upon by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop products that are substantially equivalent or technologically superior to the Company's. In addition, some of the intellectual property used by Ultimate is not proprietary. No assurance can be given that such intellectual property will not be used by Ultimate's competitors.

      (iv)  Seasonality and Practices Relating to Working Capital Items

            Sales of the Company's products are not subject to material seasonal variations. The Company has not historically been required to maintain significant inventories of raw materials or finished goods in order to fill customer orders.

      (v)   Certain Customers

            The Company has certain customers, the loss of which, if not replaced by sales to other customers, could have an adverse effect on the Company. In any single year or series of consecutive years, sales by each of Ultimate and Progressive to a single customer may exceed 10% of their respective annual net sales. As customers complete the installation of new POS systems, sales to these customers decline, so that the identity of Ultimate's and Progressive's largest customers changes in the ordinary business. In the year ended December 31, 1998, Starbucks Coffee Company, Steak `n Shake, Inc., and Frisch's Restaurants, Inc. accounted for approximately 25%, 14% and 9%, respectively, of Progressive's net sales, and Lowes Companies, Inc., Ace Hardware Corporation, and Advance Stores Company, Inc., accounted for approximately 20%, 9% and 7%, respectively, of Ultimate's net sales.

      (vi)  Backlog

            The Company's backlog of firm orders was approximately $12,700,000 as of March 12, 1999 and $2,750,000 as of March 13, 1998. Tridex expects to fill all of its backlog within the current fiscal year.

      (vii) Competition

            The Company faces aggressive competition in all of its markets. Many of the Company's current and potential competitors are large multi-national enterprises with extensive experience and resources in designing, manufacturing and marketing POS software and hardware. Progressive competes with

            Radiant Systems, Inc., Micros Systems, Inc., PAR Technology Corporation, Ibertech, Inc. and GEAC Computer Corporation Limited. Ultimate competes with other POS systems integrators, including NCR Corporation and IBM Corporation and with manufacturers of terminals, keyboards and pole displays.

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

     (viii) Research and Development Activities

            The Company spent approximately $4,552,000 in 1998, $693,000 in 1997 and $447,000 in 1996 on engineering, design and product development efforts in connection with software and development and specialized engineering and design to introduce a number of new products and to customize products for the Company's customers. Expenditures in 1998 include $1,731,000 of capitalized software development costs.

      (ix)  Environmental Matters

            Allu Realty Trust ("Allu"), a Massachusetts business trust with transferable shares, all of which are owned by Tridex, is the former owner of land located at 100 Foley Street, Somerville, Massachusetts (the "Site"). Although Allu sold the property to 100 Foley Street Incorporated ("Foley"), an unrelated entity, Allu and Tridex remain responsible for certain environmental problems associated with the Site.

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

            In 1993, the Company entered into an agreement with Foley pursuant to which Tridex and Foley agreed to pay 75% and 25%, respectively, of the costs incurred after January 1, 1992 in connection with the investigation and remediation of the Site (the "Site Participation Agreement"). The Site Participation Agreement also provides that, to the extent there are available proceeds from the sale of the Site or, if not sold, from the operation of the Site after January 1, 1997, Tridex shall be reimbursed approximately $200,000 of the $250,000 it expended in connection with the Site prior to January 1, 1992. As of December 31, 1998, the Company had spent approximately $728,000 in connection with the Site.

            In 1997, Foley sold the Site to an affiliate of Stop & Shop, Inc. ("Stop & Shop") and Stop & Shop has taken control of all remediation of the Site. However, Foley asserts that Allu and Tridex remain liable for payment of certain costs associated with the remediation of the Site. Also in 1997, Foley brought suit against the Company claiming that the Company failed to contribute its share of the remediation costs pursuant to the Site Participation Agreement. The Company has filed a counterclaim. This litigation was stayed until February 1999 and discovery has commenced. The implementation of clean-up measures was commenced in 1998 and is anticipated to be completed in 1999. As of December 31, 1998, the Company had accrued $258,000 for the Site, which represents the currently estimated minimum cost of remediation, after considering the Site Participation Agreement. The Company estimates that it may spend up to $275,000 in connection with the Site. Accordingly, although no assurances can be given regarding the total costs which may be incurred, the Company does not believe at this time that the remediation of the Site is reasonably likely to have a material effect on the Company's financial condition, results of operations or liquidity. The Company expects that, as in the past, cash from operations will be sufficient to pay the costs of remediation.

      (x)   Employees

            As of March 12, 1999, Tridex and its subsidiaries employed approximately 229 persons, of whom 211 were full time and 18 were temporary employees. Progressive employed approximately 123 persons and Ultimate employed approximately 90 persons.

(D)   Financial Information About Foreign and Domestic Operations and Export
      Sales

      In December 1998, the Company opened a wholly owned subsidiary, Retail Resource Solutions Limited, in the United Kingdom. The subsidiary is a sales and distribution office of Progressive's products. There were no material transactions in 1998. From June 1994 through May 1997, the Company owned Cash Bases GB Limited ("Cash Bases"), a manufacturer of custom cash drawers located in the United Kingdom. The results of operations of Cash Bases are classified as discontinued operations. Export sales from the United States were approximately $166,000 in 1998, $879,000 in 1997 and $130,000 in 1996.

(E)   Directors and Executive Officers of the Registrant

      (i)   Directors of the Registrant

                                                               Principal
                             Principal                         Business of
      Director Name    Age   Occupation       Employer Name    Employer
      ----------------------------------------------------------------------

      Seth M. Lukash    52   Chairman of      Tridex           Developer and
                             the Board,       Corporation      manufacturer of
                             President,                        computer
                             Chief                             software and
                             Executive                         hardware
                             Officer and                       systems and
                             Chief                             components for
                             Operating                         POS
                             Officer                           applications.

      Paul J. Dunphy     79  Management       Self-employed    Management
                             Consultant                        consulting.

      Dennis J. Lewis    44  Management       Self-employed    Management
                             Consultant                        consulting.

      Thomas R. Schwar   62  Retired          None             Personal
                                                               investments.

      Graham Y. Tanaka   51  President        Tanaka           Investment
                                              Capital          advising.
                                              Management,
                                              Inc.

      (ii)  Executive Officers of the Registrant

      Name                  Age   Position
      --------------------------------------------------------------------------

      Seth M. Lukash         52   Chairman of the Board of Directors, President,
                                  Chief Executive Officer, Chief Operating
                                  Officer and Director

      Daniel A. Bergeron     39   Vice President and Chief Financial Officer

      John MacWillie         50   Vice President of Technology and Strategic
                                  Business Development

      George T. Crandall     52   Vice President, Treasurer, Controller and
                                  Secretary

      Thomas F. Curtin, Jr.  41   Vice President of Human Resources

      Samuel J. Villanti     34   President, Ultimate Technology Corporation, a
                                  wholly-owned subsidiary of the Company

      Raymond J. Mueller     39   President, Progressive Software, Inc., a
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

            Daniel A. Bergeron has been a Vice President of the Company since March 19, 1998 and Chief Financial Officer since April 1, 1998. Prior to joining Tridex, Mr. Bergeron served as Vice President and Chief Financial Officer of the international manufacturing and engineering company Dorr-Oliver Incorporated. Prior to 1987, Mr. Bergeron held various financial management positions with Akzo Chemical and United Brands Company.

            John MacWillie joined Tridex in May 1998 as Vice President of Technology and Strategic Business Development. Prior to joining Tridex, Mr. MacWillie was a Vice President of the Gartner Group from March 1996 to May 1998 and was Director of Strategic Business Development at Symantec Corporation from 1993 to 1996. Previously, he was Vice President of Marketing at JYACC, Inc. and Chief Technology Officer at Telemetrics, Inc.

            George T. Crandall has been a Vice President of the Company since 1992, Treasurer since 1990 and Corporate Controller since 1989. Prior to joining Tridex in November 1988, Mr. Crandall was a consultant to Northeast Manufacturing Companies, Inc. and was previously employed by Revere Copper and Brass Incorporated.

            Thomas F. Curtin, Jr. has been Vice President of Human Resources of the Company since April 1995. In May 1997 the Board of Directors appointed him an executive officer. Prior to joining Tridex as Director of Human Resources in 1994, Mr. Curtin held human resource management positions with Lone Star Industries, Berol Corporation and Brockway Glass Company.

            Samuel J. Villanti was appointed President of Ultimate on October 12, 1998. Prior to joining Ultimate, Mr. Villanti was General Manager of Axiohm IPB's engineering and manufacturing facility in Ithaca, NY from March 1998 to October 1998. Previously, Mr. Villanti was employed in the management consulting practice of Price Waterhouse LLP from 1990 to 1995. Previously, he held various management positions with NCR Corporation.

            Raymond J. Mueller was appointed President of Progressive on April 17, 1998 upon its acquisition by Tridex. He joined Progressive in 1996 as manager of the Denver branch office and was Executive Vice President since October 1997. Prior to joining Progressive, Mr. Mueller was Vice President and Chief Information Officer of Richfield Hospitality Services, Inc. from 1994 to 1996 and was President of Tradeware Technologies, Inc. from 1980 to 1994.

ITEM 2. PROPERTIES

The Company's operations are currently conducted at the six facilities described below:

                                                Size -      Owned
                                             Approx. Sq.      or           Lease
Location             Operations Conducted        Ft.        Leased    Expiration Date
----------------------------------------------------------------------------------------

Westport,            Principal executive        5,000       Leased     July 31, 2001
Connecticut          offices

Victor, New York     Manufacturing             80,000       Leased     January 31, 2002
                     facility

Charlotte, North     Product Development       37,600       Leased     December 31, 2000
Carolina

Denver, Colorado     Product Development        2,800       Leased     October 31, 1999

Seattle, Washington  Product Development          800       Leased     July 31, 1999

Bloomfield,          Non-operating             23,000        Owned     N/A
Connecticut          facility held for
                     sale

The Company believes that its facilities generally are in good condition, adequately maintained and suitable for their present and contemplated uses.

ITEM 3. LEGAL PROCEEDINGS

See Item 1(C)(ix) "Environment" set forth above and Note 9 of the Notes to Consolidated Financial Statements included in this report.

When Tridex acquired Progressive in April 1998, it granted Mr. Smith registration rights for his 714,000 shares of Tridex common stock issued as part of the purchase price. At the same closing, Mr. Smith agreed to deliver a tax form needed by Tridex to obtain favorable tax treatment of the purchase. Tridex made repeated requests for the tax form but it was not delivered until January 1999. Mr. Smith requested registration of his shares, and Tridex commenced preparation of a registration statement, but postponed its completion while waiting for Mr. Smith to deliver the tax form.

During the last three months of 1998, counsel for Tridex met with and corresponded with counsel for Mr. Smith, stating that Tridex was preparing to pursue arbitration and other legal remedies against him. On January 5, 1999, Tridex received the executed tax form. On January 4, 1999, Mr. Smith filed a suit against Tridex and Progressive in the Federal District Court in North Carolina and served the papers at a later date. The suit seeks damages of up to $5.0 million plus a court order requiring Tridex to register the shares of its common stock issued to Mr. Smith as part of the purchase price. The suit also seeks a declaratory judgment to prevent Tridex from pursuing other claims which it has asserted against Mr. Smith in post-closing negotiations. Tridex has denied the substantive allegations in Mr. Smith's complaint. Tridex has made claims against Mr. Smith for breach of federal and state securities laws, fraud and misrepresentation. Tridex is seeking damages in an unspecified amount which is estimated to exceed Mr. Smith's claims against Tridex. At this phase of the litigation, the parties have not begun discovery. Although it is not possible to predict the outcome, Tridex believes it has valid defenses to Smith's claim and that the claims of Tridex and Progressive against Smith are meritorious. Tridex will aggressively defend against the claim made by Smith and aggressively pursue its own claims against him.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the year covered by this report.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS

The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market ("Nasdaq") under the symbol "TRDX." As of March 12, 1999 there were 1,183 holders of record of the common stock. The following table lists the high and low sales prices of the common stock reported during the years ended December 31, 1998, and 1997.

                                    Year Ended December 31,
                   -------------------------------------------------------------
                              1998                          1997
                   -------------------------------------------------------------
                        High         Low            High             Low
                   -------------------------------------------------------------

January - March        8 1/8       4 11/16     18 1/4 (3 3/4)    12 1/2 (2 1/2)
April - June           7 7/8        6 1/8          3 1/16           2 1/2
July - September       7 1/2        3 1/2            7              3 1/4
October - December     4 1/2        2 1/4          6 7/8              4

Amounts shown in parenthesis for the first quarter of 1997 are the adjusted sales prices provided to the Company by Nasdaq to reflect a pro rata allocation of the market prices for the Company's common stock as if the spin-off of TransAct Technologies Incorporated ("TransAct") by the Company had occurred prior to January 1, 1997.

No dividends or other distributions on the common stock (other than the distribution of TransAct stock to Tridex shareholders in 1997) have been declared in more than ten years. The Company does not anticipate declaring dividends in the foreseeable future. The Company's credit agreement with Fleet National Bank ("Fleet") prohibits the payment of cash dividends for the term of the agreement.

ITEM 6. SELECTED FINANCIAL DATA

                                                  Year Ended                    Nine Months Ended
                                -------------------------------------------------------------------
                                 December   December    December   December    December   December
                                 31, 1998   31, 1997    31, 1996   31, 1995    31, 1995   31, 1994
                               --------------------------------------------------------------------
                                         (Dollars in thousands, except per share amounts)
Statement of Operations Data:
  Net sales from
    continuing operations       $ 43,504    $ 25,833    $ 22,325   $ 18,854    $ 14,393    $  9,010
                                ===================================================================

  Income (loss) from
    continuing operations       $(14,146)   $   (568)   $  5,646   $   (670)   $ (1,407)   $   (786)
                                ===================================================================

  Income (loss) from
    continuing  operations
     per common- basic          $  (2.33)   $  (0.11)   $   1.44   $  (0.18)   $  (0.38)   $  (0.22)
                                ===================================================================

  Cash dividends per
    common share                    None        None        None       None        None        None
                                ===================================================================

                                                    As of
                            ----------------------------------------------------
                              December  December  December  December  December
                              31, 1998  31, 1997  31, 1996  31, 1995  31, 1994
                            ----------------------------------------------------
Balance Sheet Data:
    Total assets              $52,953   $28,003   $33,972   $29,006   $26,949
                            ====================================================

    Long term debt            $19,341      None      None   $ 8,171   $ 6,443
                            ====================================================

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

(A)   Results of Operations

      As described in Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this report, in 1997 the Company completed the spin-off of TransAct and the sale of Cash Bases. The Selected Financial Data are derived from the Company's Consolidated Financial Statements, which have been restated from historical financial statements to present the results of operations of TransAct and Cash Bases as discontinued operations for all periods presented. The Consolidated Financial Statements may not necessarily reflect what the results of operations or the financial position of the Company would have been if TransAct and Cash Bases had been separate entities during the periods presented. The discussion and analysis set forth below are based upon continuing operations only.

      (i)   Year ended December 31, 1998 compared to year ended December 31,
            1997

            Consolidated net sales for the year ended December 31, 1998 increased $17,671,000 (68%) to $43,504,000 from $25,833,000 for the prior year. The increase reflects sales of Progressive (which include software and hardware) from the date of acquisition, April 17, 1998, and greater volume of shipments of Ultimate's POS component products, particularly custom manufactured keyboards and pole displays, as well as distributed products.

            Consolidated gross profit increased $5,630,000 (91%) to $11,834,000 from $6,204,000 in the prior year, primarily as a result of the contribution of Progressive and greater volume of shipments by Ultimate. Consolidated gross profit margin increased to 27.2% of sales from 24.0% of sales in the prior year as a result of the addition of software sales from Progressive and a more favorable product mix and lower manufacturing costs from Ultimate.

            Consolidated engineering, design and product development costs (exclusive of capitalized software development costs), increased $2,128,000 to $2,821,000 from $693,000 in the prior year. The increase is primarily the result of the inclusion of such costs for Progressive. As a percentage of revenue, engineering, design and product development costs (exclusive of capitalized software development costs) increased to 6.5% in 1998 compared to 2.7% for 1997. Actual engineering, design and product development costs, including capitalized software costs of $1,731,000 increased to 10.5% in 1998 compared to 2.7% for 1997. The increase in absolute dollars is primarily due to expenditures for Progressive's IRIS Windows(R) NT(R) retail management software products for the quick serve, full serve, and casual dining market segments and new software products for the industry. Other software development initiatives include; enhancement of Progressive's release and version management capabilities, internationalization and translation of software products for specific foreign markets, and porting existing applications to new database systems. The Company intends to continue investing significant resources in new releases and products in the future.

            Consolidated selling, administrative and general expenses for the current year increased $3,052,000 (54%) to $8,713,000 from $5,661,000 in the prior year. The increase in selling, administrative and general expenses is primarily the result of the inclusion of such costs for Progressive and the inclusion of a non-recurring charge of approximately $310,000 associated with the due diligence review for a transaction that was not completed. Prior year administrative and general expenses include a non-cash expense of $1,225,000 related to a stock incentive compensation agreement with the principal executive officers of Ultimate. Operating expenses in the current year include the $17,600,000 write-off of in-process software technology acquired as part of the purchase of Progressive.

            Depreciation and amortization for the current year increased $2,382,000 to $3,246,000 from $864,000 in the prior year. The increase in amortization is primarily the result of amortizing goodwill, intangibles and existing and core technologies acquired with Progressive.

            Subsequent to the issuance of the Company's June 30, 1998 condensed consolidated financial statements, the SEC issued new guidance on its views regarding the valuation methodology used in determining purchased in-process technology expensed on the date of acquisition. In response to the new SEC guidance, the company has voluntarily recalculated the fair value of the purchased in-process software technology in accordance with the SEC staff's view.

            The revised valuation was based on estimates of the after tax net cash flows and gives explicit consideration to the SEC's views on purchased in-process technology as set forth in a September 9, 1998 letter from the SEC to the American Institute of Certified Public Accountants. Specifically, the revised valuation gives consideration to the following: (I) a fair market value premise was employed; (II) the value of the core technology was explicitly addressed, with a view toward ensuring the relative allocations to core technology and in-process technology were consistent with the relative contributions of each to the final product; and (III) the allocation to in-process technology was based on a calculation that considered only the efforts completed as of the transaction date, and only the cash flow associated with said completed efforts for one generation of the products currently in-process.

            The Company recorded a one time charge of $26.3 million in the second quarter of 1998 for purchased in-process technology that had not reached technological feasibility, had no alternative future use, and for which successful development was uncertain. The conclusion that the in-process development effort, or any material sub-component, had no alternative future use was reached in consultation with development personnel at Progressive and an independent technology consulting firm, acting on behalf of the Company.

            The in-process development related to a project to develop a Windows(R) NT(R) compliant POS software product. The primary tasks under development at the time of acquisition included writing code to work in a Windows environment and completing various POS and back office functions. The

            Company began to benefit from the acquired research and development related to the IRIS product in the third quarter 1998.

            Significant assumptions used to determine the value of in-process technology included several factors, including the following. First, a forecast of net cash flows that were expected to result from the development effort. Second, a percentage of completion estimated by considering a number of factors, including the costs invested to date relative to the expected total cost of the development effort and the amount of progress completed as of the transaction date, on a technological basis, relative to the overall technological achievements required to achieve the intended functionality of the eventual product. The technological issues were addressed by engineering representatives from both Progressive and an independent technology consulting firm engaged by the Company. Third, a discount rate of approximately 23%, which represents the Company's risk adjusted weighted average cost of capital, was applied to the cash flows resulting from the revenues expected to be generated from the IRIS project.

            As a result of the revised valuation, the amount of purchase price allocated to in-process technology decreased from $26.3 million to $17.6 million and the amount ascribed to purchased existing and core technology and goodwill and other intangibles increased from $14.8 million to $23.5 million.

            Through the second quarter of 1998, the Company expected Progressive to be accretive to earnings. For reasons which are now the subject of litigation with its former owner, Progressive had a segment operating loss of $2,111,000 for the current year. See "Legal Proceedings" and Note 12 of the notes to consolidated financial statements included in this report.

            Consolidated operating income (loss) for the current year was a loss of $2,964,000 (exclusive of the write-off of in-process software technology) compared to a loss of $1,014,000 in the prior year. The loss in the current year was primarily the result of the increase in selling, administrative and general expenses. Consolidated operating income (loss) as a percentage of sales was a 6.8% loss compared to a 3.9% loss in the prior year.

            Net interest expense for the current year was $1,735,000 compared to net interest income of $603,000 in the prior year. Interest expense for the period primarily consists of interest on debt incurred to acquire Progressive. Interest income for the prior year primarily consisted of interest earned on temporary cash investments and interest earned on receivables from the sales of stock.

            Other non-operating expense of $22,000 for the current year represents costs associated with non-operating properties held for sale. Other non-operating expenses in the prior year's period include a provision of $196,000 to write-down the value of real estate held for sale.

            Provision (benefit) for income taxes in the current year reflects an effective tax rate of 36.6% compared to 7.2% in the prior year. The benefit recorded in the current year reflects the recognition of deferred taxes of approximately $5,814,000 related to the write-off of in-process software technology.

            Net loss for the current year was $14,146,000 (or $2.33 per share) as compared to net loss of $35,000 (or $.01 per share) for the prior year. The average number of common shares outstanding increased to 6,077,000 shares from 5,157,000 shares in the prior year.

      (ii)  Year ended December 31, 1997 compared to year ended December 31,
            1996

            Consolidated net sales for the year ended December 31, 1997 increased $3,508,000 (16%) to $25,833,000 from $22,325,000 for the prior year. The increase reflects greater volume of shipments of certain POS terminals, custom manufactured keyboards and customer displays.

            Consolidated gross profit increased $250,000 (4%) to $6,204,000 from $5,954,000 in the prior year, primarily due to the increase in the volume of shipments of POS terminal systems. The gross margin declined to 24.0% from 26.7% in the prior year as a result of a change in sales mix to a higher proportion of distributed products and a lower proportion of manufactured products, particularly custom keyboards and pole displays.

            Consolidated engineering, design and product development costs increased $246,000 (55%) to $693,000 from $447,000 in the prior year. The increase reflects the ongoing cost of enhancing existing products and developing new products, such as Ultimate's Series 600 POS Keyboard and Series 7000 and 8000 Compact PC's / Network Computers.

            Consolidated selling, administrative and general expenses increased $1,516,000 (37%) to $5,661,000 from $4,145,000 in the prior year.
            Administrative and general expense in 1997 include a non-cash expense of $1,225,000 related to a stock incentive compensation agreement with the principal executive officers of Ultimate. General expenses in 1996 included a charge of $320,000 to amend an unfunded pension arrangement established in 1995. Selling expenses increased $260,000 in 1997 primarily as the result of more intensive efforts in the selling of POS terminal systems including increased advertising and sales support personnel.

            The operating loss was $1,014,000 compared to an operating income of $306,000 in the prior year. The operating loss as a percent of revenue was 3.9% in 1997 compared to operating income of 1.4% of revenue in the prior year. The loss in 1997 was primarily the result of the increase in selling, administrative and general expenses, particularly the expense of the stock incentive compensation agreement discussed above.

            Net interest income was $603,000 compared to net interest expense of $827,000 in the prior year. Interest income for 1997 primarily consists of interest earned on temporary cash investments. The Company had no debt outstanding at the end of 1997.

            Other non-operating expense, (net) includes a provision of $196,000 to write-down the value of real estate held for sale, based upon the declining market value of the property. The prior year includes an additional provision of $163,000 for loss on the anticipated disposal of real estate held for sale. Non-operating income for the prior year includes the non-taxable gain of $6,200,000 from the initial public offering of TransAct (the "TransAct Offering").

            The income tax benefit is $44,000 compared to $112,000 in 1996. The effective tax rate is related to state income taxes and non-deductible amortization of goodwill. The 1996 provision was benefited by the $6,200,000 non-taxable gain recognized from the TransAct Offering.

            The loss from continuing operations was $568,000 (or $0.11 per share basic) compared to income of $5,646,000 (or $1.44 per share - basic) in the prior year. Exclusive of the one-time gain from the TransAct Offering, the loss from continuing operations was $554,000 (or $0.14 per share - basic) in 1996.

            Discontinued operations reflect the equity in the income of TransAct and Cash Bases. Spin-off related expenses consist of professional services and other costs related to the spin-off of TransAct.

            Net loss was $35,000 (or $0.01 per share - basic and diluted) as compared to net income of $8,848,000 (or $2.26 per share - basic, $2.00 per share -diluted) for the prior year. The average number of common shares - basic outstanding was 5,157,000 during 1997 compared to 3,913,000 during 1996.

      (iii) Liquidity and Capital Resources

            At December 31, 1998, the Company had availability of $1,244,000 under the Company's working capital revolving credit facility. The Company's working capital at December 31, 1998 was $1,900,000 compared with $19,490,000 at December 31, 1997. The current ratio was 1.1 : 1.0 at December 31, 1998 and 6.2 : 1.0 at December 31, 1997.

            The decrease in working capital is primarily the result of use of funds to finance the current operations of Progressive from the date of purchase and the purchase of Progressive. The purchase price of Progressive was $47,594,000 including acquisition costs. The consideration paid for Progressive was comprised of 714,000 shares of Tridex common stock valued at $4,998,000 and the balance in cash, including payment of Progressive's line of credit of $9,632,000. The cash portion of the purchase price was financed by: (a) $12,000,000 borrowed under a senior term loan from Fleet, (b) $1,736,000 borrowed under a working capital facility with Fleet, (c) $11,000,000 proceeds from the sale of notes to Massachusetts Mutual Life Insurance Company and related investors ("the MassMutual Investors"), (d) $2,000,000 proceeds from the sale of 285,714 shares of Tridex common stock to the MassMutual Investors and (e) the balance from the Company's cash. The Company also issued to the MassMutual Investors stock purchase warrants for 350,931 shares of common stock, no par value, at an exercise price of $7.00 per share. The value of the warrants, $1,228,000, has been recorded as a discount to the principal amount of the outstanding notes and is being amortized to interest expense over the term of the notes using the interest rate method. See Note 7 to the Company's financial statements of this Form 10-K for a description of the Fleet credit agreement and the notes sold to the MassMutual Investors.

            As of December 31, 1998, the Company was not in compliance with the covenants under its loans from Fleet. Those covenants related to the ratio of senior funded debt to EBITDA, the ratio of total consolidated funded debt to EBITDA, the interest coverage ratio and the fixed charge coverage ratio. On March 30, 1999, Fleet agreed to waive the non-compliance as of December 31, 1998 and to amend the covenants. In addition, Fleet imposed a temporary reduction of $2,000,000 in the availability under the Working Capital Facility. The Company paid a fee to Fleet of $70,000 for similar amendments as of September 30, 1998, which is being amortized over the remaining term of the Credit Agreement. The current amendment increases the interest rate on Credit Agreement obligations by 1% and requires the Company to maintain a minimum interest coverage ratio and a minimum net worth. The current amendment to the Credit Facility allows the Company to defer its March 31, 1999 debt payment of $300,000 to June 30, 1999. The Company will pay a fee to Fleet of $50,000 on June 30, 1999 for this amendment. On June 30, 1999, the working capital facility with Fleet matures. The Company is in discussions with Fleet to continue the facility and with other financial institutions to replace the facility.

            The notes issued to the MassMutual Investors impose certain financial covenants, including minimum consolidated net worth, minimum fixed charge coverage ratio and maximum leverage ratio. As of December 31, 1998, the Company was not in compliance with the covenants related to the fixed charge coverage ratio and the leverage ratio. On March 26, 1999, the MassMutual Investors agreed to waive the non-compliance as of December 31, 1998 and to amend the financial covenants. The Company paid a fee to the MassMutual Investors of $39,600 for similar amendments as of September 30, 1998, which is being amortized over the remaining term of the Notes. The current amendment allows the Company to defer its April 17, 1999 interest payment of $330,000 to July 17, 1999. The amended covenants require the Company to maintain a minimum interest coverage ratio and a minimum net worth. In consideration for the amendment to the notes and in exchange for surrender of the warrant issued in 1998 for 350,931 shares of common stock, no par value, with an exercise price of $7.00 per share, the Company has issued a new warrant for 800,000 shares of common stock, no par value, at an exercise price at market value of date of issuance per share, which was $2.03125.

            At December 31, 1998, the Company had no material commitment for capital expenditures.

            The Company believes that funds generated from operations of the combined companies and borrowings under the Working Capital Facility of the Credit Agreement, as necessary, will continue to satisfy its working capital needs.

      (iv)  The Year 2000

            The Year 2000 issue is the result of computer programs being written using two digits rather than four to represent the year. Computer programs that have a time-sensitive program may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures, miscalculations, temporary inability to process transactions or engage in other normal business activities.

            The Company has identified the following areas which could be affected by the Year 2000 issue: Company products, internally used systems and software, products and/or services provided by key third parties and business partners, and internal systems used by key customers. The Company created a Year 2000 project team to address each area and report their findings to the Board of Directors on a quarterly basis. The team's assignment is to first identify possible areas of non-compliance, second develop a fix or solution to the non-compliance, and third to implement and test the fix and/or solution.

            The Company has been performing extensive testing on software products and third party components used in products sold or licensed by the Company to its customers. The Company has tested and continues to test its current DOS and Windows(R) NT(R) software releases. Testing is not being performed with respect to legacy products that the Company no longer sells or supports. When testing determines that a product is not Year 2000 compliant, the Company has developed or will develop a fix or a migration path to a product that is Year 2000 compliant. As of this date no significant issues have been identified. The expense to upgrade product applications to be Year 2000 compliant has been expensed as incurred.

            Part of the Company's Year 2000 initiative is to verify, to the best of the Company's ability, that the internal systems of key vendors and suppliers are Year 2000 compliant. The Company has sent questionnaires to and has received assurances from key vendors and suppliers that any Year 2000 issues that they suffer will not have a material adverse effect on the Company. However, there can be no absolute assurance that key vendors and suppliers will convert their systems in a timely manner to avoid an adverse material effect on the Company. The Company believes that its current and future communication and actions with key vendors and suppliers will minimize these risks.

            The Company currently uses three internal information systems. Each system has been updated with new releases from its vendor to bring the system into Year 2000 compliance. Two of the three systems have been installed and tested for compliance. The third system has been installed and is in the process of being tested for Year 2000 compliance. The expense incurred to date, as of December 31, 1998, was approximately $200,000. The cost to finish the testing will be expensed as incurred and is not expected to be material.

            The Company has other internal systems that are used in the development of products and services. Each of these systems has been tested for Year 2000 compliance. The Company has received compliance certificates from these systems' vendors. The Company is continuing to test these systems and expects to finish such testing by the second quarter of 1999. All costs will be expensed as incurred and are not expected to be material.

            Part of the Company's Year 2000 initiative is to verify, to the best of the Company's ability, that the internal processing systems of the Company's customers are Year 2000 compliant. The Company has sent questionnaires to all of its current customers asking for verification that their systems are Year 2000 compliant and, if not, to identify those open issues that may have a material adverse effect on the Company. As of December 31, 1998, the Company has received responses from 60% of its customer base. The Company will continue to follow-up with the remaining 40% and hopes to have a 90% response by the end of the third quarter 1999. However, there can be no absolute assurance that customers will convert their internal systems in a timely manner to avoid a material adverse effect on the Company. The Company believes that its current and future communication and actions with customers will minimize these risks.

            The Company has expensed costs as incurred related to the Year 2000 analysis and remediation process. The majority of the costs incurred to date were internal labor costs associated to analyzing existing systems and implementing remediation, including testing. Costs were incurred for software upgrades for internal business systems and replacement of software tools used in product development. All costs to finish the Year 2000 effort will be expensed as incurred and are not expected to have an adverse material effect on the Company.

            The Company believes its efforts have identified and corrected the crucial Year 2000 compliance issues. The Company expects to complete the Year 2000 project by the end of the third quarter and the Company will continue to test through the remainder of 1999 and the Year 2000. If the Company, its large customers, its key vendors, and significant suppliers are unable to resolve Year 2000 processing issues in a timely manner, it could have a material adverse effect on the operations, liquidity, and capital resources of the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           Page
                                                                          Number
                                                                          ------

      Report of Independent Accountants                                     15

      Tridex Corporation and Subsidiaries consolidated financial statements:

         Consolidated balance sheets as of December 31, 1998 and
         1997.                                                              16

         Consolidated statements of operations for the years
         ended December 31, 1998, 1997 and 1996.                            17

         Consolidated statements of shareholders' equity for the
         years ended December 31, 1998 and 1997.                            18

         Consolidated statements of cash flows for the years
         ended December 31, 1998, 1997 and 1996.                            19

         Notes to consolidated financial statements.                        20

      Financial Statement Schedules - All schedules are omitted since the required information is either (a) not present or not present in amounts sufficient to require submission of the schedule or (b) included in the financial statements or notes thereto.

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Tridex Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Tridex Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Hartford, Connecticut

March 30, 1999

                       TRIDEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                          December 31,
                                             ----------------------------------
                                                    1998               1997
                                             ----------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                     $     18           $ 11,839
  Short term investments                                              4,403
  Receivables (Note 4)                             7,806              3,043
  Inventories (Note 5)                             7,941              2,987
  Deferred tax assets (Note 11)                    1,092                659
  Other current assets                               278                343
                                             ----------------------------------
    Total current assets                          17,135             23,274
                                             ----------------------------------

Plant and equipment:
  Machinery, furniture and equipment               3,775              2,138
  Leasehold improvements                             476                298
                                             ----------------------------------
                                                   4,251              2,436
  Less accumulated depreciation                   (1,806)            (1,195)
                                             ----------------------------------
                                                   2,445              1,241
                                             ----------------------------------

Goodwill and intangible assets, net of
  accumulated amortization of
  $3,893 in 1998 and $2,460 in 1997               13,803              2,517
Purchased and internally developed software
  costs, net of accumulated
  amortization of $1,212                          11,319
Deferred tax assets                                8,000                206
Other assets                                         251                765
                                             ----------------------------------
                                                $ 52,953           $ 28,003
                                             ----------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank loan payable                             $  4,756
  Current portion of long term debt                1,650
  Accounts payable                                 5,875           $  1,820
  Accrued liabilities                              1,931              1,806
  Deferred revenue                                   933
  Income taxes payable                                90                158
                                             ----------------------------------
    Total current liabilities                     15,235              3,784
                                             ----------------------------------

Long term debt, less current portion              19,341

Commitments and contingencies (Note 9)

Shareholders' equity (Notes 1 and 10):
  Preferred stock, $1 par value; authorized
    2,000,000 shares; Issued none
  Common stock, no par value, stated value
    $.25; authorized 10,000,000 shares;
    issued 6,526,187 and 5,497,808 shares          1,634              1,377
  Additional paid-in capital                      33,328             25,273
  Accumulated deficit                            (14,819)              (673)
  Receivable from sale of stock                     (801)              (816)
  Common stock held in treasury, at cost,
    157,898 and 146,398 shares                      (965)              (942)
                                             ----------------------------------
                                                  18,377             24,219
                                             ----------------------------------
                                                $ 52,953           $ 28,003
                                             ==================================

                  See notes to consolidated financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (Dollars in thousands, except per share amounts)

                                                  Year Ended December 31,
                                    ----------------------------------------------
                                              1998           1997           1996
                                    ----------------------------------------------

Net sales                              $    43,504    $    25,833    $    22,325
                                    ----------------------------------------------

Operating costs and expenses:
  Cost of sales                             31,670         19,629         16,371
  Engineering, design and product
    development costs                        2,821            693            447
  Selling, administrative and general
    expenses                                 8,713          5,661          4,145
  Depreciation and amortization              3,264            864          1,056
  Purchased  in-process software
    technology (Note 2)                     17,600
                                    ----------------------------------------------
                                            64,068         26,847         22,019
                                    ----------------------------------------------

Operating income (loss)                    (20,564)        (1,014)           306

Other charges (income):
  Gain on sale of subsidiary stock
    (Note 3)                                                              (6,200)
  Interest (income) expense, net             1,735           (603)           827
  Other, net                                    22            201            145
                                    ----------------------------------------------
                                             1,757           (402)        (5,228)
                                    ----------------------------------------------

Income (loss) from continuing
  operations before income taxes           (22,321)          (612)         5,534

Benefit for income taxes                    (8,175)           (44)          (112)
                                    ----------------------------------------------

Income (loss) from continuing
  operations                               (14,146)          (568)         5,646

Discontinued operations (Note 3):
  Equity in subsidiary's income from
    discontinued operations                                   533          3,454
  Spin-off related expenses, net of
    taxes of $68                                                             252
                                    ----------------------------------------------
Net income (loss)                      $   (14,146)   $       (35)   $     8,848
                                    ==============================================

Earnings (loss) per  share - basic:
   Income (loss) from continuing
     operations                        $     (2.33)   $      (.11)   $      1.44
   Income from discontinued
     operations                                               .10           0.82
                                    ----------------------------------------------
   Net income (loss)                   $     (2.33)   $      (.01)   $      2.26
                                    ==============================================

Earnings (loss) per  share - diluted:
   Income (loss) from continuing
     operations                        $     (2.33)   $      (.11)   $      1.30
   Income from discontinued
     operations                                               .10           0.70
                                    ----------------------------------------------
   Net income (loss)                   $     (2.33)   $      (.01)   $      2.00
                                    ==============================================

Weighted average shares outstanding:
   Basic                                 6,077,000      5,157,000      3,913,000
                                    ==============================================
   Diluted                               6,077,000      5,331,000      4,599,000
                                    ==============================================

                 See notes to consolidated financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                             (Dollars in thousands)

                                          Common Stock Held  Additional            Receivable
                         Common Stock        In Treasury      Paid-In   Accumulate  From Sale
                      Shares     Amount   Shares    Amount    Capital    Deficit    Of Stock
                     ------------------------------------------------------------------------

Balance, December
  31, 1995           3,900,807   $  978   119,996   $ (828)    $21,939   $(6,609)

Exercise of
  warrants and
  stock options        147,414       37                            482

Purchase of
  treasury shares                           4,502      (45)

Conversion of
  debentures           112,210       28                            940

Net Income                                                                 8,848
                     ------------------------------------------------------------------------

Balance, December
  31, 1996           4,160,431    1,043   124,498     (873)     23,361     2,239

Exercise of
  warrants and
  stock options        859,932      215                          6,181               $ (816)

Conversion of notes
  and debentures       377,445       94                          3,492

Distribution of
  TransAct shares                                               (9,584)   (2,877)

Issuance of stock
  incentive
  compensation
  shares               100,000       25                          1,618

Purchase of
  treasury shares                          21,900      (69)

Tax benefit related
  to employee stock
  sales                                                            205

Net loss                                                                     (35)
                     ------------------------------------------------------------------------

Balance, December
  31,1997            5,497,808    1,377   146,398     (942)     25,273      (673)      (816)

Exercise of stock
  options               28,665        7                             74                   15

Issuance of
  acquisition shares   714,000      179                          4,819

Sale of shares         285,714       71                          1,929

Forfeiture of stock
  incentive
  compensation
  shares                                   11,500      (23)

Tax benefit related
  to employee stock
  sales                                                              5

Warrants issued                                                  1,228

Net loss                                                                 (14,146)
                     ------------------------------------------------------------------------

Balance, December
31, 1998             6,526,187   $1,634   157,898   $ (965)    $33,328  $(14,819)    $ (801)
                     ========================================================================

                 See notes to consolidated financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                           Year Ended December 31,
                                                ----------------------------------------
                                                        1998        1997        1996
                                                ----------------------------------------
Cash flows from operating activities:
  Net income (loss)                                 $(14,146)   $    (35)   $  8,848
    Adjustments to reconcile net income to
      net cash provided by (used in)
      operating activities:
        Depreciation and amortization                  3,264         864       1,056
        Debt discount amortization                       119
        Charge for purchased in-process
          software technology                         17,600
        Deferred income taxes                         (8,227)       (114)        537
        Stock incentive compensation expense             (23)      1,225
        Loss on disposal of assets                                   194          27
        Equity used in subsidiary's income from
          discontinued operations                                   (533)     (3,454)
        Gain on sale of subsidiary stock                                      (6,200)

        Changes in operating assets and liabilities:
          Receivables                                   (620)       (260)       (656)
          Inventory                                     (601)      1,271      (2,377)
          Other current assets                          (157)         53          36
          Other assets                                   (91)         46        (131)
          Accounts payable, accrued liabilities,
            deferred revenue and income taxes
            payable                                    1,940        (526)        788
                                                ----------------------------------------
            Net cash provided by (used in)
              operating activities                      (942)      2,185      (1,526)
                                                ----------------------------------------

Cash flows from investing activities:
  Purchases of plant and equipment                      (767)       (546)       (250)
  Capitalized software development costs              (1,731)
  Net cash paid for acquisition                      (42,596)
  Proceeds from sale of assets                           855
  Proceeds from sale of discontinued operations                    5,200
  Receipt of principal of note receivable
    from TransAct                                                  1,000
                                                ----------------------------------------
            Net cash provided by (used in)
              investing activities                   (44,239)      5,654        (250)
                                                ----------------------------------------

Cash flows from financing activities:
  Net change in borrowings under line of
    credit                                             4,756
  Net proceeds from issuance of long
    term debt                                         23,000
  Principal payments on long term
    borrowings                                          (900)                 (5,850)
  Net decrease (increase) in short term
    investments                                        4,403      (4,403)
  Proceeds from issuance of shares and exercise
    of stock options and warrants                      2,101       5,580         474
  Net transactions with discontinued
    operations                                                       105       1,319
  Proceeds from repayment of TransAct
    intercompany debt                                                          7,500
  Purchase of treasury shares                                        (69)
                                                ----------------------------------------
            Net cash provided by financing
              activities                              33,360       1,213       3,443
                                                ----------------------------------------

Increase (decrease) in cash and cash
  equivalents                                        (11,821)      9,052       1,667
Cash and cash equivalents at beginning
  of period                                           11,839       2,787         822
                                                ----------------------------------------
Cash and cash equivalents at end of
  period                                            $     18    $ 11,839    $  2,489
                                                ========================================

Supplemental cash flow information:
  Interest paid                                     $  1,649    $     96    $    843
  Income taxes paid                                 $    115    $    197    $    972

Supplemental non-cash investing and financing
  activities:
    Stock issued for acquisition                    $  4,998
     Conversion of convertible debt to
       common stock                                             $  3,710    $  1,010

                 See notes to consolidated financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business and summary of significant accounting policies:

      Business: Tridex Corporation (the "Company"), through its wholly-owned subsidiaries Ultimate Technology Corporation ("Ultimate"), Progressive Software, Inc. ("Progressive"), and its Tridex Ribbons Division, is a leading designer, developer, manufacturer, marketer and integrator of high quality software and hardware systems and components for the point-of-sale ("POS") industry and ribbon cartridges for specialty dot matrix printers.

      Principles of consolidation: The accompanying consolidated financial statements include the accounts of the Company after elimination of all material intercompany accounts and transactions. See Note 3 for treatment of discontinued operations.

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

      Goodwill and intangible assets: Goodwill and intangible assets were $13,803,000 and $2,517,000 at December 31, 1998 and 1997, respectively.
      The amounts are the result of the acquisition of Progressive in 1998 and of Ultimate in 1993 and are being amortized on the straight-line method over ten years. The Company periodically reviews goodwill to assess recoverability based upon expectations of non-discounted cash flows from operations. The Company believes that no material impairment of goodwill exists at December 31, 1998.

      Purchased and internally developed software costs: The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards Number 86 "Accounting for the Costs of Computer Software to Be Sold Leased, or Otherwise Marketed" (SFAS 86). The capitalization of software development costs begins when the technological feasibility of a product has been established by development of a working model and ends when the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgement by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Annual amortization charged to cost of sales will be computed on an individual product basis and will be the greater of: (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues for the product, or (b) the straight-line method over the estimated economic life of the product, which is generally estimated to be 3 years. As of

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business and summary of significant accounting policies: (continued)

      December 31, 1998 and 1997, capitalized software development costs were $1,731,000 and zero, respectively. There was no amortization expense related to the capitalized software development costs for the year ended December 31, 1998. As of December 31, 1998 and 1997, purchased software costs associated with the acquisition of Progressive were $9,588,000 and zero, respectively. There was $1,212,000 of amortization expense related to the purchase software costs for the year ended December 31, 1998.

      All other research and development expenditures are charged to research and development expense in the period incurred.

      Other assets: Included in other assets at December 31, 1998 and 1997 is a note receivable from a corporate officer of $125,000, which bears interest at 8.5%. Also included in other assets at December 31, 1997 is the investment in Cash Bases of $605,000.

      Receivable from sale of stock: In connection with the exercise of options in 1997, the Company offered loans to all employees whose total exercise price of options under the Tridex Corporation 1989 Long Term Incentive Plan (the "1989 Plan") exceeded $50,000. At December 31, 1998, one such loan was outstanding in the amount of $801,000. The loan is a full recourse loan due in June, 1999, bears interest at the rate of 7.577% and is secured by a pledge of the shares acquired by the employee through the exercise of the options.

      Revenue recognition: Revenue is generated from sales of hardware systems and components and from licensing software systems under noncancelable license agreements through direct and indirect channels. The Company also generates revenues from customer support and maintenance, and from implementation and training services provided to customers.

      Revenue on software sales is recognized in accordance with Statement of Position SOP 97-2, "Software Revenue Recognition" (SOP 97-2). Under SOP 97-2, software license revenues through the Company's direct sales channels are recognized when a noncancelable license agreement has been executed, fees are fixed and determinable, the software has been delivered, accepted by the customer if acceptance is required by the contract and other than perfunctory, and collection is considered probable. Software license revenues through the Company's indirect sales channel are recognized as such fees are reported to the Company or when minimum license payments are stated in the contract.

      Maintenance revenues are recognized ratably over the maintenance period, generally one year. Revenues from implementation and training services are recognized as services are performed. The Company may enter into contracts which provide hardware, software license, and service elements. As such service elements are not essential to functionality of the software, in accordance with SOP 97-2, the hardware and license fees are generally recognized upon delivery of the respective elements and the service revenues are recognized when performed.

      Deferred revenue is comprised of payments received in advance of product delivery, maintenance and other services which have been paid by customers prior to services being performed.

      Sales to Lowe's Companies, Inc. accounted for approximately 12%, 10% and 22% of consolidated net sales for the years ended December 31, 1998, December 31, 1997 and December 31, 1996, respectively. Sales to Starbucks Coffee Company ("Starbucks") accounted for approximately 10% of consolidated net sales for the year ended December 31, 1998.

      Stock based compensation:

      The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Under APB 25, compensation expense is recognized to the extent that the fair market value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option. Additional

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business and summary of significant accounting policies: (continued)

      disclosures required under Financial Accounting Standards Board Statement No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), are included in Note 10, Stock Options and Warrants.

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

      For the years ending December 31, 1998 and 1997, the basic and diluted per share amounts were the same. The following is a reconciliation of the earnings per share for the year ended December 31, 1996:

                                  Net Income  Average Shares  Per Share Amount
                               ------------------------------------------------
   Basic earnings per share          $8,848        3,913          $  2.26
   Diluted effect of options,
      warrants and assumed
      conversion of
      convertible debt                               686
   Income impact from assumed
   conversions                          341
                               ------------------------------------------------
   Diluted earnings per share        $9,189        4,599          $  2.00
                               ================================================

2.    Acquisition of Progressive Software, Inc.:

      On April 17, 1998, the Company purchased all of the issued and outstanding shares of privately held Progressive, a software and systems provider for the restaurant and specialty retail industries. The acquisition of Progressive was accounted for by the purchase method. Accordingly, the results of operations of Progressive have been included in the accompanying consolidation financial statements from the date of acquisition.

      The purchase price of Progressive was $47,594,000 including acquisition costs. The consideration paid for Progressive was comprised of 714,000 shares of Tridex common stock valued at $4,998,000 and the balance in cash, including payment of Progressive's line of credit of $9,632,000. The cash portion of the purchase price was financed by: (a) $12,000,000 borrowed under a senior term loan from Fleet National Bank ("Fleet"), (b) $11,000,000 proceeds from the sale of senior subordinated notes to Massachusetts Mutual Life Insurance Company, MassMutual Corporate Investors, MassMutual Participation Investors and MassMutual Corporate Value Partners Limited (the "MassMutual Investors"), (c) $2,000,000 proceeds from the sale of 285,714 shares of Tridex common stock to the MassMutual Investors, (d) $1,736,000 borrowed under a working capital facility with Fleet, and (e) the balance from the Company's cash and short tem investments. The Company also issued to the MassMutual Investors stock purchase warrants for 350,931 shares of common stock at an exercise price of $7.00 per share. The value of the warrants of $1,228,000 was recorded as a discount to the principal amount of the outstanding notes and is being amortized to interest expense over the term of the notes using the interest rate method.

      The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The tangible net assets consist primarily of accounts receivable of $4,143,000, inventory of $4,353,000, equipment and leasehold improvements of $1,056,000, other assets of $28,000 and liabilities

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      assumed of $3,105,000. On April 17, 1998 a valuation of all intangible assets of Progressive was performed by an independent appraisal firm in conformity with the Uniform Standards of Professional Appraisal Practice of the Appraisal Foundation. The intangible assets included in-process software technology projects, among other assets, which were related to research and development that had not reached technological feasibility and for which there was no alternative future use. The value of the purchased in-process software technology was charged to expense in accordance with applicable accounting rules during the quarter ended June 30, 1998.

      On September 9, 1998, the SEC staff notified the American Institute of Certified Public Accountants ("AICPA") that it had concerns with respect to the common methodologies used to calculate the fair market value of purchased in-process software technology. The Company has voluntarily recalculated the fair market value of the purchased in-process software technology in accordance with the SEC staff's new view. As a result, the Company has increased the allocation of the purchase price to goodwill, other intangibles and purchased existing and core technology and has decreased the allocation to purchased in-process software technology. The amount of the purchase price allocated to in-process research and development was determined by estimating that the stage of completion at the date of acquisition was 89%, estimating cash flows resulting from the expected revenues generated from the project, and discounting the net cash flows back to their present value using a discount rate of 23%, which represents an appropriate risk premium to the Company's weighted average cost of capital. In process technology under development at the date of acquisition that had not established technological feasibility and for which no alternative use was identified were written off in accordance with generally accepted accounting principles. If this project is not successfully developed, the Company may not realize the value assigned to the in-process research and development projects. The goodwill and other intangibles and purchased existing and core technology are being amortized over five to seven years. The allocation of the purchase price was as follows:

                                               As Reported           As Restated
                                               -----------           -----------
      Tangible net assets                        $  6,475              $  6,475
      Purchased in-process software
        technology                                 26,300                17,600
      Purchased existing and core
        technology                                  6,900                10,800
      Estimated goodwill and other
        intangibles                                 7,919                12,719
                                              -----------           -----------
                                                 $ 47,594              $ 47,594
                                              ===========           ===========

      The following unaudited pro forma data reflect the acquisition of Progressive as if the acquisition had occurred at the beginning of 1998 and 1997, but exclude the one-time charge for in-process software technology, discussed above. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the period, nor is it necessarily indicative of the results that may occur in the future.

                                             Year Ended December 31,
                                ------------------------------------------------
                                          1998                       1997
                                          ----                       ----
                                (Dollars in thousands, except per share amounts)
      Net sales                       $    49,970                $   59,651
      Operating loss                  $    (4,468)               $   (2,225)
      Net loss                        $    (4,093)               $   (3,394)
      Loss per share - basic          $     (0.64)               $    (0.55)

3.    Discontinued Operations:

      On March 31, 1997 the Company effected the distribution of its remaining 5,400,000 shares of common stock of its former subsidiary, TransAct Technologies Incorporated ("TransAct"), to Tridex stockholders on the basis of 1.005 shares of TransAct common stock for each share of Tridex common stock owned.

      On May 29, 1997 Tridex sold its wholly-owned subsidiary Cash Bases GB Limited ("Cash Bases") to a group comprised of the executive directors of Cash Bases and Lloyds Development Capital Limited for up to

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      $6,200,000, consisting of $5,200,000 in cash, a $250,000 unsecured promissory note bearing interest at the rate of 10% per annum payable in full on April 30, 2000, contingent payments of up to $750,000 depending upon Cash Bases' earnings before interest and a 10% equity stake in the newly organized buyer Cash Bases Group Limited ("Cash Bases Group"). On February 25, 1998 the Company entered into an agreement with Cash Bases Group whereby the Company sold its remaining equity interest in Cash Bases Group, the $250,000 principal amount of the note receivable and the future contingency payments for an aggregate settlement amount of $855,000 in cash. Proceeds of the settlement were received in March 1998. The Consolidated Financial Statements have been restated to present the results of operations of TransAct and Cash Bases as discontinued operations. Such results are summarized below.

                                      Year Ended December 31,
                                 -----------------------------------
                                       1997              1996
                                 -----------------------------------
                                 (Dollars in thousands, except per
                                           share amounts)
      Net sales                      $20,317           $56,862
      Operating income                 2,029             6,295
      Net income                         533             3,202
      Earnings per share basic          0.10              0.82

4.    Receivables:

      Receivables are net of the allowance for doubtful accounts. The reconciliation of the allowance for doubtful accounts is as follows:

                                             Year Ended December 31,
                                 ----------------------------------------------
                                       1998           1997          1996
                                 ----------------------------------------------
                                             (Dollars in thousands)
      Balance at beginning of
        year                          $   20         $   70        $   31
        Provision for doubtful
          accounts                       300             80            44
        Accounts written off,
          net of recoveries               (1)          (130)           (5)
                                 ----------------------------------------------
      Balance at end of year          $  319         $   20        $   70
                                 ==============================================

5.    Inventories:

      The components of inventories are:

                                            December 31,
                                 -----------------------------------
                                       1998              1997
                                 -----------------------------------
                                       (Dollars in thousands)
      Raw materials and
      component parts                 $3,011            $2,097
      Work-in-process                     37                75
      Finished goods                   4,893               815
                                 -----------------------------------
                                      $7,941            $2,987
                                 ===================================

6.    Accrued liabilities:

      The components of accrued liabilities are:

                                            December 31,
                                 -----------------------------------
                                       1998              1997
                                 -----------------------------------
                                       (Dollars in thousands)
      Payroll, fringe benefits
      and commissions                 $  278            $  402
      Unfunded pension
      obligation                         530               555
      Environmental matters              258               262
      Interest                           298
      Other                              567               587
                                 -----------------------------------
                                      $1,931            $1,806
                                 ===================================

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Bank credit agreement and long term debt:

      On April 17, 1998, the Company entered into a Credit Agreement (the "Credit Agreement") with Fleet National Bank ("Fleet") which provides for an $8 million working capital facility (the "Working Capital Facility") and a $12 million term loan facility (the "Term Loan"). The Working Capital Facility expires on June 30, 1999 and bears a non-utilization fee on the unused facility ranging from .25% to .625% depending upon certain performance criteria. The Term Loan requires the Company to make quarterly principal payments commencing June 30, 1998 in the amount of $300,000 per quarter during the first year, $450,000 per quarter during the second year and $750,000 per quarter through termination on March 31, 2003. The Credit Agreement allows the Company to borrow at interest rates based upon Fleet's prime rate, plus a margin of up to one percentage point, depending upon certain performance criteria. At the Company's option, it may borrow at interest rates based upon LIBOR, plus a margin ranging from 1.25 to
      2.75 percentage points, depending upon certain performance criteria. Interest on prime rate-based loans is payable monthly. Interest on LIBOR-based loans is payable at the end of the LIBOR measuring period. At December 31, 1998 the interest rate on outstanding Credit Agreement debt was approximately 7.8%.

      The Credit Agreement is secured by a first priority security interest in substantially all of the Company's assets, imposes certain financial covenants (including minimum tangible capital base, maximum ratio of senior funded debt to EBITDA, maximum ratio of total consolidated funded debt to EBITDA, minimum interest coverage ratio and minimum fixed charge coverage ratio) and restricts the amount available for payment of cash dividends and capital stock distributions.

      As of December 31, 1998, the Company was not in compliance with the covenants under its loans from Fleet. Those covenants related to the ratio of senior funded debt to EBITDA, the ratio of total consolidated funded debt to EBITDA, the interest coverage ratio and the fixed charge coverage ratio. On March 30, 1999, Fleet agreed to waive the non-compliance as of December 31, 1998 and to amend the covenants. In addition, Fleet imposed a temporary reduction of $2,000,000 in the availability under the Working Capital Facility. The Company paid a fee to Fleet of $70,000 for similar amendments as of September 30, 1998, which is being amortized over the remaining term of the Credit Agreement. The current amendment increases the interest rate on Credit Agreement obligations by 1% and requires the Company to maintain a minimum interest coverage ratio and a minimum net worth. The current amendment to the Credit Facility allows the Company to defer its March 31, 1999 debt payment of $300,000 to June 30, 1999. The Company will pay a fee to Fleet of $50,000 on June 30, 1999 for this amendment. On June 30, 1999, the working capital facility with Fleet matures. The Company is in discussions with Fleet to continue the facility and with other financial institutions to replace the facility.

      On April 17, 1998, the Company sold to the MassMutual Investors $11 million of the Company's senior subordinated notes due April 17, 2005 (the "Notes"). On May 27, 1998, the Company issued to the MassMutual Investors warrants to purchase 350,931 shares of the Company's common stock at $7.00 per share and the interest rate on the Notes was reduced to 12% from 19%. The estimated fair market value of the warrants of $1,228,000 was recorded as a discount to the principal amount of the outstanding Notes and is being amortized to interest expense over the term of the Notes using the interest rate method. The Notes require prepayments of $3,666,667 on each of April 17, 2003 and April 17, 2004. Interest is payable quarterly on the 17th day of January, April, July and October commencing on July 17, 1998.

      The Notes issued to the MassMutual Investors impose certain financial covenants, including minimum consolidated net worth, minimum fixed charge coverage ratio and maximum leverage ratio. As of December 31, 1998, the Company was not in compliance with the covenants related to the fixed charge coverage ratio and the leverage ratio. On March 26, 1999, the MassMutual Investors agreed to waive the non-compliance as of December 31, 1998 and to amend the financial covenants. The Company paid a fee to the MassMutual Investors of $39,600 for similar amendments as of September 30, 1998, which is being amortized over the remaining term of the Notes. The current amendment allows the Company to defer its April 17, 1999 interest payment of $330,000 to July 17, 1999. The amended covenants require the Company to maintain a minimum interest coverage ratio and a minimum net worth. In consideration for the

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Bank credit agreement and long term debt: (continued)

      amendment to the Notes and in exchange for surrender of the warrant issued in 1998 for 350,931 shares of common stock, no par value, with an exercise price of $7.00 per share the Company, on March 29, 1999, the Company issued a new stock purchase warrant for 800,000 shares of common stock, no par value, with an exercise price at market value of date of issuance per share, which was $2.03125.

      The components of long term debt are:

                                                          December 31, 1998
                                                          -----------------
                                                        (Dollars in thousands)
      Term loan payable                                       $   11,100
      Senior subordinated notes, net of discount                   9,891
                                                              ----------
                                                                  20,991
      Current portion                                              1,650
                                                              ----------
                                                              $   19,341
                                                              ==========

      During 1997, the holders of $2,460,000 principal amount of the Company's 10.5% senior subordinated convertible debentures due 1997 (the "Debentures") converted their holdings into 273,318 shares of the Company's common stock at a rate of $9.00 per share. Also during 1997, the holders of warrants (the "Warrants") to purchase 39,750 shares of common stock of Tridex (issued in 1993 to the original purchasers of the 10.5% Debentures) exercised their warrants at $9.25 per share. The amount of the unamortized discount at the time of conversion aggregating $52,000 was charged to additional paid in capital.

      Also during 1997, the holders of $1,250,000 principal amount of the Company's 8% subordinated convertible term promissory notes converted their holdings into 104,127 shares of Tridex common stock at $12.00 per share.

      Interest expense is stated net of interest income of $348,000 in 1998 and $77,000 in 1996. Interest income in 1997 is stated net of interest expense of $95,000.

8.    Pension plan:

      Effective December 31, 1995, the Company established a non-qualified unfunded pension arrangement for Alvin Lukash, a shareholder and former corporate officer and Director Emeritus. The pension arrangement requires the Company to pay an annual benefit of $100,000, payable monthly, through the death of Mr. Lukash. The unfunded accumulated benefit obligation at December 31, 1998 of $530,000 is included in Accrued Liabilities in the accompanying balance sheet. The Company recorded the actuarial present value of the benefits calculated at a 7.2% discount rate. The Company recorded pension expense of $75,000 in 1998 and $78,000 in 1997.

9.    Commitments and contingencies:

      (a)   Lease obligations:

            At December 31, 1998, the Company was lessee on long term operating leases for equipment and real property. The terms of certain leases provide for escalating rent payments in later years of the lease as well as payment of minimum rent and real estate taxes. Rent expense amounted to approximately $664,000 in 1998, $300,000 in 1997 and $315,000 in 1996. Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1998 are as follows:
            $775,000 in 1999, $714,000 in 2000; $308,000 in 2001; $35,000 in
            2002; and $11,000 in 2003.

      (b)   Environmental matters:

            Allu Realty Trust ("Allu"), a Massachusetts business trust with transferable shares, all of which are owned by Tridex, is the former owner of land located at 100 Foley Street, Somerville, Massachusetts (the "Site"). Although Allu has sold the property to 100 Foley Street Incorporated ("Foley"), an unrelated entity, Allu and Tridex remain responsible for certain environmental problems associated with the Site, depending on the outcome of pending litigation.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

            In 1993, the Company entered into an agreement with Foley pursuant to which Tridex and Foley agreed to pay 75% and 25%, respectively, of the costs incurred after January 1, 1992 in connection with the investigation and remediation of the Site (the "Site Participation Agreement"). The Site Participation Agreement also provides that, to the extent there are available proceeds from the sale of the Site or, if not sold, from the operation of the Site after January 1, 1997, Tridex shall be reimbursed approximately $200,000 of the $250,000 it expended in connection with the Site prior to January 1, 1992. As of December 31, 1998, the Company had spent approximately $728,000 in connection with the Site.

            In 1997, Foley sold the Site to an affiliate of Stop & Shop, Inc. ("Stop & Shop") and Stop & Shop has taken control of all remediation of the Site. However, Foley asserts that Allu and Tridex remain liable for payment of certain costs associated with the remediation of the Site. Also in 1997, Foley brought suit against the Company claiming that the Company failed to contribute its share of the remediation costs pursuant to the Site Participation Agreement. The Company has filed a counterclaim. This litigation was stayed until February, 1999 and discovery has commenced. The implementation of clean-up measures was commenced in 1998 and is anticipated to be concluded in 1999. As of December 31, 1998, the Company had accrued $258,000 for the Site, which represents the currently estimated minimum cost of remediation, after considering the Site Participation Agreement. The Company estimates that it may spend up to $275,000 in connection with the Site. Accordingly, although no assurances can be given regarding the materiality of the total costs which may be incurred, the Company does not believe at this time that the remediation of the Site is reasonably likely to have a material effect on the Company's financial condition, results of operations or liquidity. The Company expects that, as in the past, cash from operations will be sufficient to pay the costs of remediation.

      (c)   Legal proceedings

            When Tridex acquired Progressive in April 1998, it granted Mr. Smith registration rights for his 714,000 shares of Tridex common stock issued as part of the purchase price. At the same closing, Mr. Smith agreed to deliver a tax form needed by Tridex to obtain favorable tax treatment of the purchase. Tridex made repeated requests for the tax form but it was not delivered until January 1999. Mr. Smith requested registration of his shares, and Tridex commenced preparation of a registration statement, but postponed its completion while waiting for Mr. Smith to deliver the tax form.

            During the last three months of 1998, counsel for Tridex met with and corresponded with counsel for Mr. Smith, stating that Tridex was preparing to pursue arbitration and other legal remedies against him. On January 5, 1999, Tridex received the executed tax form. On January 4, 1999, Mr. Smith filed a suit against Tridex and Progressive in the Federal District Court in North Carolina and served the papers at a later date. The suit seeks damages of up to $5.0 million plus a court order requiring Tridex to register the shares of its common stock issued to Mr. Smith as part of the purchase price. The suit also seeks a declaratory judgment to prevent Tridex from pursuing other claims which it has asserted against Mr. Smith in post-closing negotiations. Tridex has denied the substantive allegations in Mr. Smith's complaint. Tridex has made claims against Mr. Smith for breach of federal and state securities laws, fraud and misrepresentation. Tridex is seeking damages in an unspecified amount which is estimated to exceed Mr. Smith's claims against Tridex. At this phase of the litigation, the parties have not begun discovery. Although it is not possible to predict the outcome, Tridex believes it

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            has valid defenses to Smith's claim and that the claims of Tridex and Progressive against Smith are meritorious. Tridex will aggressively defend against the claim made by Smith and aggressively pursue its own claims against him.

10.   Stock options and warrants:

      The Company presently maintains three stock option plans for employees and non-employee directors as follows:

      1998 Non-Executive Long Term Incentive Plan

      The 1998 Long Term Incentive Plan (the "1998 Non-Executive Plan") was approved by the shareholders of the Company at the Annual Meeting held on May 27, 1998. The 1998 Non-Executive Plan permits stock-based incentive compensation in the form of: (a) stock options, (b) stock appreciation rights, (c) restricted stock, (d) deferred stock, (e) stock purchase rights and (f) other stock-based compensation. Pursuant to the 1998 Non-Executive Plan, up to 600,000 shares of common stock may be distributed to key non-executive employees of the Company. Options granted are at prices equal to 100% of the fair market value of the common stock at the date of grant. Under APB 25 when the exercise price of employee stock options equals the fair market value of the underlying stock on the date of grant, no compensation expense is recognized. Options granted are exercisable at the discretion of the Stock Option Committee, but in no event shall the period be for more than ten years. Ninety days after an employee's termination, the outstanding options are canceled. At December 31, 1998 the Company had reserved 600,000 shares of common stock for issuance upon the exercise of options granted under the 1998 Non-Executive Plan. At December 31, 1998, options for 240,000 shares were outstanding under the 1998 Non-Executive Plan at exercise prices ranging from $2.625 to $7.00 per share. These options, none of which were exercisable, have a weighted average exercise price of $5.99 per share and a weighted average remaining contractual life of 9.5 years.

      1997 Long Term Incentive Plan

      The 1997 Long Term Incentive Plan (the "1997 Plan") was approved by the shareholders of the Company at the Annual Meeting held on May 14, 1997 and amended at the Annual Meeting on May 27, 1998 to increase the number of authorized shares. The 1997 Plan permits stock-based incentive compensation in the form of: (a) stock options, (b) stock appreciation rights, (c) restricted stock, (d) deferred stock, (e) stock purchase rights and (f) other stock-based compensation. Pursuant to the 1997 Plan, as amended, up to 1,000,000 shares of common stock may be distributed to officers and key employees of the Company. Options granted are at prices equal to 100% of the fair market value of the common stock at the date of grant. Under APB 25 when the exercise price of employee stock options equals the fair market value of the underlying stock on the date of grant, no compensation expense is recognized. Options granted are exercisable at the discretion of the Stock Option Committee of the Board, but in no event shall the period be for more than ten years. Ninety days after an employee's termination, the outstanding options are canceled. At December 31, 1998 the Company had reserved 971,335 shares of common stock for issuance upon the exercise of options granted under the 1997 Plan. At December 31, 1998, options for 507,999 shares were outstanding under the 1997 Plan at exercise prices ranging from $2.81 to $7.50 per share. These options, of which 107,982 were exercisable, have a weighted average exercise price of $4.09 per share and a weighted average remaining contractual life of 8 years.

      Non-Employee Directors Plan

      The Non-Employee Directors' Stock Plan (the "Directors' Plan") was approved by the Shareholders of the Company at the Annual Meeting held on May 14, 1997. The Directors' Plan permits the issuance to non-employee directors of the Company of options for up to 100,000 shares of the Company's common stock. Options issued under the Directors' Plan do not qualify as incentive options under Section 422 of the Internal Revenue Code. Options to purchase 10,000 shares of the Company's common stock were granted to each non-employee director upon the effective date of the Directors' Plan. Persons subsequently elected as non-employee directors will

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   Stock options and warrants: (continued)

      be granted options to purchase 10,000 shares on the date of their election. Thereafter, on the date of the Company's Annual Meeting of Shareholders, each non-employee director will be granted an option to purchase 3,000 shares of common stock. Options become exercisable in three equal annual installments and may be exercised within ten years of the date of the grant. At December 31, 1998 the Company had reserved 100,000 shares of common stock for issuance upon the exercise of options granted under the Directors' Plan. At December 31, 1998, options for 39,000 shares were outstanding under the Directors Plan at exercise prices ranging from $2.81 to $6.75 per share. These options, of which 9,999 were exercisable, have a weighted average exercise price of $2.81 per share and a weighted average remaining contractual life of 8.6 years.

      1989 Long Term Incentive Plan

      The 1989 Long Term Incentive Plan ("the 1989 Plan"), which was terminated upon the approval of the 1997 Plan, permitted stock-based incentive compensation in the form of: (a) stock options, (b) stock appreciation rights, (c) restricted stock, (d) deferred stock, (e) stock purchase rights and (f) other stock-based compensation. Pursuant to the 1989 Plan, up to 1,250,000 shares of common stock could have been distributed to officers, key employees and non-employee directors of the Company. Options granted were at prices equal to 100% of the fair market value of the common stock at the date of grant. No charge against income was required with respect to options. Options granted were exercisable at the discretion of the Stock Option Committee, but in no event shall the period be for more than ten years. Ninety days after an employee's termination, the outstanding options were canceled. During 1997, the Company accelerated the vesting of all outstanding options in conjunction with the distribution of the TransAct shares.

      Warrants:

      As of December 31, 1998, the Company had outstanding stock purchase warrants for 350,931 shares of common stock issued to the MassMutual Investors in conjunction with the issuance of the Notes discussed in Note
      7. These warrants are exercisable at $7.00 per share from April 19, 1999 through April 17, 2008. In consideration for the amendment to the Notes and in exchange for the warrant issued for 350,931 shares of common stock, no par value, at an exercise price of $7.00 per share the Company, on March 26, 1999, issued a stock purchase warrant to the MassMutual Investors for 800,000 shares of common stock, no par value, at an exercise price at market value on the date of issuance, $2.03125 per share. During 1997, stock purchase warrants were exercised for an aggregate of 230,632 shares of common stock, consisting of warrants for 117,550 shares held by directors of the Company and 113,082 shares issued to the purchasers of the 10.5% Debentures and the placement agent for the 10.5% Debentures.

      The following summarizes the combined activity of all stock option plans and outstanding warrants during the three-year period ended December 31, 1998:

                                                 Weighted-                 Weighted-
                                      Stock       Average    Options and    Average
                                   Options and    Exercise     Warrants     Exercise
                                     Warrants      Price     Exercisable     Price
                                  ----------------------------------------------------

      Balance, December 31, 1995    953,362       $  6.72

      Granted                        99,000          8.08
      Exercised                    (147,414)         3.52
      Canceled                      (42,206)         6.24
                                  -----------

      Balance, December 31, 1996    862,742          7.45       445,994     $   7.50

      Granted                       471,000          2.96
      Exercised                    (859,932)         7.44
      Canceled                      (23,810)         9.16
                                  -----------

      Balance, December 31, 1997    450,000          2.97             0

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   Stock options and warrants: (continued)

      Granted                       860,431          6.43
      Exercised                     (28,665)         2.81
      Canceled                     (143,836)         4.63
                                  -----------

      Balance, December 31, 1998  1,137,930          4.65       117,981         3.00
                                  ====================================================

      The following summarizes additional information about stock options and warrants outstanding at December 31, 1998:

                                                                 Options and Warrants
                           Options and Warrants Outstanding          Exercisable
                         ------------------------------------  -----------------------
                            Number                                Number
                          Outstanding  Weighted-   Weighted-    Exercisable Weighted-
            Range of      at December   Average     Average         at       Average
            Exercise          31,      Exercise    Remaining   December 31,  Exercise
             Prices          1998        Price       Life          1998       Price
      -------------------------------------------------------  -----------------------
      $2.6250 $2.8125       251,999    $  2.81        8.42        83,983     $ 2.81
      $3.0938 $3.8750       172,500    $  3.26        6.76        29,999     $ 3.18
      $4.1250 $6.7500        86,500    $  5.11        9.49         3,999     $ 5.50
      $7.0000 $7.5000       626,931    $  7.03        9.35             0
                         ----------                              -------
                          1,137,930    $  5.38        8.76       117,981     $ 3.00
                         ==========                              =======

      Had compensation expense been recognized based on the fair value of the options at their grant dates, as prescribed in Financial Accounting Standard No. 123, the Company's net income (loss) and earnings per share would have been:

                                              Year Ended December 31,
                                ------------------------------------------------
                                     1998              1997              1996
                                ------------------------------------------------
                                 (Dollars in thousands except per share amounts)
      Net income (loss):
        As reported                $(14,146)          $  (35)           $8,848
        Pro forma under FAS 123    $(14,513)          $ (301)           $8,673

      Pro forma earnings per share
        (basic and diluted:
        As reported                $  (2.33)          $(0.01)           $ 2.26
        Pro forma under FAS 123    $  (2.41)          $(0.06)           $ 2.22

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                   1998              1997              1996
                              --------------------------------------------------
      Dividend yield                0%                0%                0%
      Risk-free interest
      rates                    4.08% - 5.61%     5.72% - 6.22%     5.04% - 5.07%
      Expected volatility      36.7% - 43.7%     37.6% - 38.6%     57.0% - 57.6%
      Expected option term        3 years           3 years        5 - 10 years

11.   Income taxes:

      The components of the income tax benefit are as follows:

                                             Year Ended December 31,
                              --------------------------------------------------
                                    1998              1997              1996
                              --------------------------------------------------
                                             (Dollars in thousands)
      Current:
         Federal                  $   69            $   88            $ (743)

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   Stock options and warrants: (continued)

         State                       (17)              (18)               94
                              --------------------------------------------------
                                  $   52            $   70            $ (649)
                              --------------------------------------------------

                                             Year Ended December 31,
                              --------------------------------------------------
                                    1998              1997              1996
                              --------------------------------------------------
                                             (Dollars in thousands)

      Deferred:
         Federal                  $(7,498)          $ (107)           $  553
         State                       (729)              (7)              (16)
                              --------------------------------------------------
                                    (8,227)           (114)              537
                              --------------------------------------------------
      Benefit for income
        taxes                     $ (8,175)         $  (44)           $ (112)
                              --------------------------------------------------

      Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company's gross deferred tax assets and liabilities were comprised of the following:

                                            December 31, 1998  December 31, 1997
                                            ------------------------------------
                                                    (Dollars in thousands)
      Gross deferred tax assets:
        In-process research and development          $6,188
        Future deductible liabilities and
          reserves                                      955             $1,342
        Net operating loss carryforwards              2,487                463
        Federal minimum tax credit
          carryforwards                                 169                 46
        Federal business and other tax credit
          carryforwards                                 149
                                             -----------------------------------
                                                     $9,948             $1,851
                                             -----------------------------------

      Gross deferred tax liabilities:
                                             -----------------------------------
        Depreciation                                 $   25             $   69
                                             ===================================

      At December 31, 1998 and 1997, valuation allowances of $831,000 and $917,000, respectively, have been recorded which relate primarily to net operating loss carryforwards and certain state deferred tax deductions for which a tax benefit will not likely be realized. The net change since December 31, 1997 in the valuation allowance for deferred tax assets was a decrease of $86,000 related primarily to a decrease in deferred state tax benefits.

      At December 31, 1998, the Company had federal net operating loss carryforwards of $5,763,000 that expire in 2018 and state net operating loss carryforwards of $10,190,000 that expire principally in 1999 through 2003. The Company also had federal minimum tax credit carryforwards of $169,000 which may be carried forward indefinitely as a credit against regular federal tax liability in future years and other tax credit carryforwards of $149,000 consisting primarily of research and development tax credits that expire in 2018.

      Differences between the U.S. statutory federal income tax rate and the Company's effective income tax rate are analyzed below:

                                                Year Ended December 31,
                                        ----------------------------------------
                                           1998           1997           1996
                                        ----------------------------------------
      Federal statutory tax rate         (34.0%)        (34.0%)         34.0%
      Nondeductible purchase
        accounting                         0.7%          27.7%           3.1%
      State income taxes, net of
        federal income taxes              (3.3%)         (3.1%)          0.8%

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Gain on sale of subsidiary stock                                 (38.1%)
      Valuation allowance                                               (0.8%)
      Other                                               2.2%          (1.0%)
                                        ----------------------------------------
      Effective tax rate                 (36.6%)         (7.2%)         (2.0%)
                                        ========================================

12.   Segments:

      Prior to the acquisition of Progressive, the Company operated in only one segment. Presently, the Company manages each of its two operating subsidiaries as a separate reportable business segment. Each segment offers different products to different classes of customers in the POS market. Ultimate is primarily focused on providing hardware solutions to the retail sector of the market, while Progressive is primarily focused on providing software solutions to the food service and specialty retail sector of the market. Intersegment sales are not material. The Company evaluates the performance of each segment based on operating profit, exclusive of corporate expense, interest, taxes and nonrecurring gains and losses. Each segment follows the Company's significant accounting policies. Following is a table of selected financial data concerning the Company's reportable segments.

                                       For the Year Ended December 31, 1998
                                ------------------------------------------------
                                              (Dollars in thousands)
                                ------------------------------------------------
                                  Ultimate    Progressive    Other       Total
                                ------------------------------------------------

      Sales to external
        customers                 $25,608      $17,468       $ 428     $ 43,504
      Depreciation and
         amortization                 862        2,282         120        3,264
      Segment operating income
        (loss)                    $ 1,671      $(2,111)      $   8         (432)
                                  =======      =======      ======
      Purchased in-process
         software technology                                             17,600
      Other corporate expense                                             2,532
                                                                       --------
      Consolidated operating
        income (loss)                                                  $(20,564)
                                                                       ========

      Segment assets               $10,752      $32,249      $ 133     $ 43,134
                                   =======      =======     ======
      Corporate assets                                                    9,819
                                                                       --------
      Consolidated assets                                              $ 52,953
                                                                       ========
      Capital expenditures for
        segment assets             $   212      $   536                $    748
                                   =======      =======
      Corporate capital
        expenditures                                                         19
                                                                       --------
      Consolidated capital
        expenditures                                                   $    767
                                                                       ========

13.   Disclosure Regarding Fair Value of Financial Instruments:

      The estimated fair value amounts of the Company's financial instruments was made in accordance with the requirements of SFAS No. 107. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required to develop the estimates of fair value, thus, the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange.

                                                      December 31, 1998
                                             -----------------------------------
                                                   (Dollars in thousands)
                                               Carrying Amount       Fair Value
      Financial Assets:
        Cash and cash equivalents                  $    18             $   18
        Accounts receivable                          7,806              7,806
      Liabilities:
        Accounts payable                             5,875              5,875
        Bank loan payable                            4,756              4,756
        Term loan payable                           11,100             10,900
        Senior subordinated notes                    9,891              9,591

14.   Other Significant Transactions:

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A)   Directors.

      The information contained in "Information Concerning Nominees for Election as Directors and Executive Officers" of the Company's Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders which is scheduled to be held on May 19, 1999 is hereby incorporated herein by reference. Also see Item 1(E)(i) above.

(B)   Executive Officers.

      See Item 1(E)(ii) above.

(C)   Compliance with Section 16(a) of the Exchange Act.

      The information contained in "Compliance with Section 16(a)" of the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information contained in "Compensation of Directors and Executive Officers" of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information contained in "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

The information contained in "Certain Relationships and Related Transactions" of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) The following financial statements and exhibits are filed as part of this report:

      (i)   Financial statements

            See Item 8 on page 14.

      (ii)  Financial statement schedules

            See Item 8 on page 14.

      (iii) List of Exhibits.

            See Exhibit Index on page 35.

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

                            TRIDEX CORPORATION


                            By: /s/ Seth M. Lukash
                                ------------------------------------------------
                                Seth M. Lukash
                                Chairman of the Board, President,
                                Chief Executive Officer, Chief Operating Officer
                                  and Director
                                Date: March 30, 1999

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                          Date
---------                                -----                          ----


  /s/ Seth M. Lukash           Chairman of the Board, President,  March 30, 1999
-----------------------------  Chief Executive Officer, Chief
Seth M. Lukash                 Operating Officer and Director
(Principal Executive Officer)


  /s/ Daniel A. Bergeron       Vice President and                 March 30, 1999
-----------------------------  Chief Financial Officer
Daniel A. Bergeron
(Principal Financial Officer)


  /s/ George T. Crandall       Vice President, Treasurer,         March 30, 1999
-----------------------------  Controller and Secretary
George T. Crandall
(Principal Accounting Officer)


  /s/ Graham Y. Tanaka         Director                           March 30, 1999
-----------------------------
Graham Y. Tanaka


  /s/ Paul J. Dunphy           Director                           March 30, 1999
-----------------------------
Paul J. Dunphy


  /s/ Thomas R. Schwarz        Director                           March 30, 1999
-----------------------------
Thomas R. Schwarz


  /s/ Dennis J. Lewis          Director                           March 30, 1999
-----------------------------
Dennis J. Lewis

                                  Exhibit Index
                                                                           Page
                                                                          Number
                                                                          ------

2.1 Stock Purchase Agreement dated as of February 24, 1998, by and among Paul J. Smith, Progressive Software, Inc., Tridex Corporation ("Tridex" or the "Company"), and Tridex NC, Inc., with index of Schedules and Exhibits thereto filed as Exhibit 2.1 to the Company's Current Report of Form 8-K filed April 30, 1998 is hereby incorporated herein by reference.

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

4.2 Tridex Corporation 1997 Long Term Incentive Plan (as amended and restated), filed as Exhibit A to the Company's Proxy Statement for the Annual Meeting of Shareholders filed April 17, 1997 is hereby incorporated herein by reference.

4.3 Tridex Corporation Non-Employee Directors' Stock Plan filed as Exhibit B to the Company's Proxy Statement for the Annual Meeting of Shareholders filed April 17, 1997 is hereby incorporated herein by reference.

4.4 Tridex Corporation 1998 Non-Executive Long Term Incentive Plan filed as Exhibit A to the Company's Proxy Statement for the Annual Meeting of Shareholders filed May 8, 1998 is hereby incorporated herein by reference.

4.5 Registration Rights Agreement by and between Paul J. Smith and Tridex dated as of April 17, 1998 filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 30, 1998 is hereby incorporated herein by reference.

4.6 Securities Purchase Agreements dated as of April 17, 1998, by and among Massachusetts Mutual Life Insurance Company and certain of its affiliates and Tridex filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed April 30, 1998 is hereby incorporated herein by reference.

4.7   Form of 19% senior subordinated notes due April 17, 2005 filed as
      Exhibit 4.3 to the Company's Current Report on Form 8-K filed April 30, 1998 is hereby incorporated herein by reference.

4.8 Form of Letter of Waiver and Limited Amendment dated November 12, 1998 by and among Massachusetts Mutual Life Insurance Company and certain of its affiliates and Tridex filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 is hereby incorporated herein by reference.

4.9   Second Amendment to Securities Purchase Agreements dated March          37
      26, 1999 by and among Massachussets Mutual Life Insurance
      Company and certain of its affiliates and Tridex.

10.1 Credit Agreement dated as of April 17, 1998, by and between Fleet National Bank, Tridex, Progressive Software, Inc., Ultimate
      Technology Corporation, and Tridex NC, Inc., with index of
      Schedules and Exhibits thereto filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 30, 1998 is hereby incorporated herein by reference.

10.2 Term Note in the amount of $12,000,000, due March 31, 2003, payable by Tridex and its affiliates to Fleet National Bank ("Fleet") filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 30, 1998 is hereby incorporated herein by 2 reference.

10.3 Working Capital Note in the amount of $8,000,000 due June 30, 1999, payable by Tridex and its affiliates to Fleet National Bank filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed April 30, 1998 is hereby incorporated herein by reference.

10.4 Amendment No. 1 to Credit Agreement dated as of November 1, 1998, to Credit Agreement dated as of April 17, 1998, by and between Fleet, Tridex, Progressive Software, Inc. and Ultimate Technology Corporation filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 is hereby incorporated herein by reference.

10.5 Manufacturing Support Services Agreement dated as of September 28, 1996 between Magnetec Corporation and Tridex filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1996, is hereby incorporated herein by reference.

10.6 Printer Supply Agreement dated as of July 30, 1996 between Magnetec Corporation and Ultimate Technology Corporation, filed as Exhibit
      10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1996, is hereby incorporated herein by reference.

10.7 Tax Sharing Agreement dated as of July 31, 1996 between Tridex and TransAct Technologies Incorporated filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1996 is hereby incorporated herein by reference.

10.8 Retirement Agreement, dated as of December 31, 1995, between Tridex and Alvin Lukash, filed on March 29, 1996 as Exhibit 10.15 to the Company's Transition Report on Form 10-K for the transition year ended December 31, 1995 is hereby incorporated herein by reference.

10.9 First Amendment to Retirement Agreement dated December 31, 1996 between Tridex and Alvin Lukash, filed on March 31, 1997 as Exhibit
      10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is hereby incorporated herein by reference.

10.10 Employment Agreement dated December 2, 1996 between Tridex and Seth
      M. Lukash filed on March 31, 1997 as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is hereby incorporated herein by reference.

10.11 Employment Agreement dated August 7, 1996 between Tridex and George
      T. Crandall filed on March 31, 1997 as Exhibit 10.11 to the
      Company's Annual Report on Form 10-K for the year ended December 31, 1996, is hereby incorporated herein by reference.

10.12 Employment Agreement dated February 21, 1997 between Ultimate Technology Corporation and Dennis Lewis filed on March 31, 1997 as
      Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is hereby incorporated herein by reference.

10.13 Employment Agreement dated February 21, 1997 between Ultimate Technology Corporation and Gary German filed on March 31, 1997 as
      Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is hereby incorporated herein by reference.

10.14 Employment Agreement dated February 21, 1997 between Ultimate Technology Corporation and Paul Wolf filed on March 31, 1997 as
      Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is hereby incorporated herein by reference.

10.15 Employment Agreement dated August 7, 1996 between Tridex and Thomas
      F. Curtin, Jr. filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, is hereby incorporated herein by reference.

10.16 Employment Agreement dated April 9, 1998 between Tridex and Daniel
      A. Bergeron filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 is hereby incorporated herein by reference.

10.17 Employment Agreement dated May 11, 1998 between Tridex and John MacWillie filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 is hereby incorporated herein by reference.

10.18 Employment Agreement dated April 21, 1998 between Tridex and Raymond J. Mueller filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 is hereby incorporated herein by reference.

10.19 Amended and Restated Employment Agreement dated March 26, 1999
      between Tridex and Samuel J. Villanti.                                  44

10.20 Amendment No. 2 to Credit Agreement dated as of March 30, 1999, to
      Credit Agreement dated as of April 17, 1998, by and between Fleet,
      Tridex, Progressive Software, Inc. and Ultimate Technology
      Corporation.                                                            49

11.1  Statement re: computation of per share earnings.                        56

21.1  List of Subsidiaries of Tridex.                                         57

23.1  Consent of Independent Accountant                                       58

27.1  Financial Data Schedule.