Form 10-Q/A
period 1998-06-30
TRIDEX CORP
filed 1999-05-05
CIK 47254

FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
   |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 1998
                                    --------------------------------------------

                                       OR

   | |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 YES |_| NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                                  Outstanding July 31, 1998
----------------                                       -------------------------

Common  stock, no par value                                     6,376,790

AMENDED FILING OF FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998 RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION.

The accompanying condensed consolidated financial statements as of June 30, 1998 and for the three and six month periods ended June 30, 1998 have been restated to reflect a change in the original accounting for the purchase price allocation related to the April 1998 acquisition of Progressive Software, Inc. Subsequent to the issuance of the Company's June 30, 1998 condensed consolidated financial statements, the SEC issued new guidance on its views regarding the valuation methodology used in determining purchased in-process technology expensed on the date of acquisition. The Company has voluntarily recalculated the fair value of the purchased in-process software technology in accordance with the new SEC guidance. See Notes 1 and 2 to the Condensed Consolidated Financial Statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.     Financial Information:

    Item 1.       Financial Statements (unaudited and restated)

                  Consolidated Condensed Balance Sheets June 30,
                  1998 and December 31, 1997                                   3

                  Consolidated Statements of Income for the Quarters
                  and Six Months Ended June 30, 1998 and June 28,
                  1997                                                         4

                  Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 1998 and June 28, 1997                 5

                  Notes to Consolidated Condensed Financial
                  Statements                                                   6

    Item 2.       Management's Discussion and Analysis of the
                  Results of Operations and Financial Condition               10

PART II.    Other Information:

    Item 4.       Submission of Matters to a Vote of Security
                  Holders                                                     14

    Item 6.       Exhibits and Reports on Form 8-K                            14

Signatures                                                                    15


                                  EXHIBIT INDEX

Exhibit 11        Computation of Per Share Earnings                           16

                       TRIDEX CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)
                                   (Unaudited)


                                                June 30, 1998  December 31, 1997
                                               ---------------  ---------------
                                                 (Restated)
ASSETS
Current assets:
  Cash and cash equivalents                       $   190          $11,839
  Short term investments                                             4,403
  Receivables                                       8,531            3,043
  Inventories                                       7,180            2,987
  Deferred tax assets                                 679              659
  Other current assets                              2,498              343
                                               ---------------  ---------------
   Total current assets                            19,078           23,274
                                               ---------------  ---------------

  Plant and equipment, net                          3,677            2,436
  Less accumulated depreciation                    (1,448)          (1,195)
                                               ---------------  ---------------
                                                    2,229            1,241
                                               ---------------  ---------------

  Excess of cost over fair value of net assets
    acquired                                       15,264            2,517
  Capitalized software                             10,556
  Deferred tax assets                               6,600              206
  Other assets                                        158              160
  Investment in net assets of discontinued
    operations                                                         605
                                               ---------------  ---------------
                                                  $53,885          $28,003
                                               ===============  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank lines of credit                            $ 3,450
  Current portion of long term debt (Note 3)        1,350
  Accounts payable                                  4,487          $ 1,820
  Accrued liabilities                               3,044            1,964
  Deferred revenue                                  1,666
                                               ---------------  ---------------
   Total current liabilities                       13,997            3,784
                                               ---------------  ---------------

Long term debt, less current portion (Note 3)      20,139

Shareholders' equity:
  Common stock, no par value                        1,633            1,377
  Additional paid-in capital                       33,315           25,273
  Retained deficit                                (13,456)            (673)
  Receivable from sale of stock                      (801)            (816)
  Common shares held in treasury, at cost            (942)            (942)
                                               ---------------  ---------------
                                                   19,749           24,219
                                               ---------------  ---------------
                                                  $53,885          $28,003
                                               ===============  ===============

          See notes to consolidated condensed financial statements.

                     TRIDEX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Income
               (Dollars in Thousands Except Per Share Amounts)
                                 (Unaudited)

                                                                    Quarters Ended                 Six Months Ended
                                                             ----------------------------    ----------------------------
                                                                June 30,      June 28,          June 28,      June 28,
                                                                  1998          1997              1998          1997
                                                             ----------------------------    ----------------------------
                                                               (Restated)                      (Restated)
Net sales                                                      $   11,813    $    6,174        $   18,025    $   11,720
                                                             ----------------------------    ----------------------------
Operating costs and expenses:
  Cost of sales                                                     8,621         4,645            13,367         8,959
  Engineering, design and product development costs                 1,300           146             1,580           299
  Selling, administrative and general expenses                      2,262         1,321             3,353         2,743
  Depreciation and amortization                                       899           199             1,128           415
  Purchased in-process software technology                         17,600                          17,600
                                                             ----------------------------    ----------------------------
                                                                   30,682         6,311            37,028        12,416
                                                             ----------------------------    ----------------------------

Operating loss                                                    (18,869)         (137)          (19,003)         (696)

Other charges (income):
  Interest expense (income), net                                      562          (156)              336          (165)
  Other, net                                                            9             6                 8             8
                                                             ----------------------------    ----------------------------
                                                                      571          (150)              344          (157)
                                                             ----------------------------    ----------------------------

Income (loss) from continuing operations before income taxes      (19,440)           13           (19,347)         (539)

Provision (benefit) for income taxes                               (6,610)           13            (6,564)         (364)
                                                             ----------------------------    ----------------------------

Loss from continuing operations                                   (12,830)            0           (12,783)         (175)

Income (loss) from discontinued operations (Note 4)                                (206)                            607
                                                             ----------------------------    ----------------------------

Net income (loss)                                              $  (12,830)   $     (206)       $  (12,783)   $      432
                                                             ============================    ============================

Earnings (loss) per share:
  Basic and diluted:
   Loss from continuing operations                             $    (2.07)                     $    (2.22)   $    (0.04)
   Income (loss) from discontinued operations                                $    (0.04)                           0.13
                                                             ----------------------------    ----------------------------
   Net income (loss)                                           $    (2.07)   $    (0.04)       $    (2.22)   $     0.09
                                                             ============================    ============================

Weighted average common shares outstanding
   Basic and diluted                                            6,187,000     5,369,000         5,771,000     4,956,000
                                                             ============================    ============================

            See notes to consolidated condensed financial statements.

                     TRIDEX CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                            (Dollars in Thousands)
                                 (Unaudited)

                                                                                              Six Months Ended
                                                                                        ----------------------------
                                                                                          June 30,        June 28,
                                                                                            1998            1997
                                                                                        ------------    ------------
                                                                                         (Restated)
Cash flows from operating activities:
  Net income (loss)                                                                       $(12,783)       $    432
  Adjustments to reconcile net income to net cash provided in operating activities:
     Depreciation and amortization                                                           1,128             415
     Debt discount amortization                                                                 17
     Charge for purchased in-process software technology                                    17,600
     Deferred income taxes                                                                  (6,414)
     Income from discontinued operations                                                                      (607)
     Stock incentive compensation expense                                                                      599
     Changes in operating assets and liabilities, net of amounts acquired:
      Receivables                                                                           (1,559)           (975)
      Inventory                                                                                 93             479
      Other assets                                                                             (31)             44
      Accounts payable, accrued liabilities and income taxes payable                         1,930            (431)
                                                                                        ------------    ------------
        Net cash provided by (used in) operating activities                                    (19)            (44)
                                                                                        ------------    ------------

Cash flows from investing activities:
  Capital expenditures                                                                        (185)           (207)
  Capitalized software development costs                                                      (109)
  Net cash paid for acquisition                                                            (44,831)
  Proceeds from sale of assets                                                                 855           5,200
  Receipt of principal of note receivable from TransAct                                                      1,000
                                                                                        ------------    ------------
        Net cash provided by (used in) investing activities                                (44,270)          5,993
                                                                                        ------------    ------------
Cash flows from financing activities:
  Proceeds from issuance of long term debt                                                  23,000
  Net proceeds from line of credit                                                           3,450
  Proceeds from issuance of stock                                                            2,000
  Principal payments on long term debt                                                        (300)
  Net decrease in short term investments                                                     4,403
  Proceeds from exercise of stock options and warrants                                          87           5,529
  Net transactions with discontinued operations                                                                (96)
  Purchase of treasury shares                                                                                  (69)
                                                                                        ------------    ------------
        Net cash provided by financing activities                                           32,640           5,364
                                                                                        ------------    ------------

Increase (decrease) in cash and cash equivalents                                           (11,649)         11,313
Cash and cash equivalents at beginning of period                                            11,839           2,787
                                                                                        ------------    ------------
  Cash and cash equivalents at end of period                                              $    190        $ 14,100
                                                                                        ============    ============

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
   Interest                                                                               $    236        $     72
   Income taxes                                                                                 99              88
Supplemental disclosures of non-cash investing and financing activities:
  Stock issued for acquisition                                                            $  4,998
  Conversion of convertible notes and debentures to common stock                                          $  3,710

            See notes to consolidated condensed financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    General and Restatement:

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

      The accompanying condensed consolidated financial statements as of June 30, 1998 and for the three and six month periods ended June 30, 1998 have been restated to reflect a change in the original accounting for the purchase price allocation related to the April 1998 acquisition of Progressive Software, Inc. Subsequent to the issuance of the Company's June 30, 1998 condensed consolidated financial statements, the SEC issued new guidance on its views regarding the valuation methodology used in determining purchased in-process technology expensed on the date of acquisition. The Company has voluntarily recalculated the fair value of the purchased in-process software technology in accordance with the new SEC guidance. This restatement does not affect previously reported net cash flows for the periods. The effect of this reallocation on previously reported condensed consolidated financial statements as of and for the three and six month periods ended June 30, 1998 is as follows (in thousands except per share amounts, unaudited):

                                      Three Months Ended      Six Months Ended
                                     --------------------   -------------------
                                        June 30, 1998          June 30, 1998
                                     --------------------   -------------------
                                        As                     As
                                     Reported   Restated    Reported   Restated
                                     ------------------------------------------
Engineering, design and product
development costs                    $    919   $  1,300    $  1,199   $  1,580
Depreciation and amortization             906        899       1,135      1,128
Purchased in-process software
technology                             26,300     17,600      26,300     17,600
Total operating costs and expenses     39,008     30,682      45,354     37,028

Operating loss                        (27,195)   (18,869)    (27,329)   (19,003)

Loss from continuing operations
before income taxes                   (27,766)   (19,440)    (27,673)   (19,347)
Benefit for income taxes               (9,441)    (6,610)     (9,395)    (6,564)

Net loss                              (18,325)   (12,830)    (18,278)   (12,783)

Loss per share - basic and diluted   $  (2.96)  $  (2.06)   $  (3.17)  $  (2.22)

                                                                 June 30, 1998
                                                          -------------------------
                                                          As Reported      Restated
                                                          -------------------------
Excess of cost over fair value of net assets acquired      $ 10,388        $ 15,264
Capitalized software                                          7,106          10,556
Deferred tax assets                                           9,495           6,600
Total assets                                                 48,454          53,885

Accrued liabilities                                           3,108           3,044
Total current liabilities                                    14,061          13,997

Retained deficit                                            (18,591)        (13,456)
Shareholders' equity                                         14,254          19,749
Total liabilities and shareholders' equity                   48,454          53,885

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

      At June 30, 1998, the Company estimated the allocation of the purchase price, in thousands, to be as follows:

                                                      As Reported    Restated
      Tangible net assets                               $ 6,442       $ 6,442
      Purchased in-process software technology           26,300        17,600
      Estimated goodwill and other intangibles           15,369        24,069
                                                      -------------------------
                                                        $48,111       $48,111
                                                      =========================

      The tangible net assets consist primarily of accounts receivable, inventory, equipment and leasehold improvements and liabilities assumed. The purchased in-process software technology, as determined by an independent appraisal firm, was charged to expense in accordance with applicable accounting rules during the quarter ended June 30, 1998 because it has not yet reached technological feasibility and it has no alternative future use. The estimated goodwill and other intangibles are being amortized over five to ten years.

      The following pro forma data (unaudited and restated pursuant to the changes discussed in note 1) reflect the 1998 acquisition of Progressive as if the acquisition had occurred at the beginning of 1997, but excludes the one-time write off of in-process software technology, discussed above; such data does not purport to be indicative of what would have occurred had this transaction been made on that date:

                                    Quarters Ended         Six Months Ended
                                    --------------         ----------------
                                 June 30,    June 28,    June 30,    June 28,
                                   1998        1997        1998        1997
                                 --------    --------    --------    --------
                                (Dollars in thousands, except per share amounts)
Sales                            $ 13,362    $ 15,737    $ 24,491    $ 30,105
Operating income (loss)            (1,417)        112      (2,684)       (113)
Net loss                           (1,402)       (347)     (2,674)       (933)
Earnings per share - basic:      $  (0.23)   $  (0.06)   $  (0.42)   $  (0.16)

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

6.    Inventories:

      Components of inventory are:


                                    June 30, 1998     December 31, 1997
                                    -------------     -----------------
                                          (Dollars in Thousands)

      Raw materials and
      component parts                   $2,837             $2,097
      Work-in-process                       67                 75
      Finished goods                     4,276                815
                                    -------------       -------------
                                        $7,180             $2,987
                                    =============       =============

7.    Research and Development Expenditures:

      The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards Number 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" (SFAS 86). As of June 30, 1998 and December 31, 1997, capitalized software development costs were $109,000 and zero, respectively. The capitalization of software development costs begins when the technological feasibility of a product has been established by development of a working model and ends when the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgement by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Annual amortization charged to cost of sales will be computed on an individual product basis and will be the greater of: (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues for the product, or (b) the straight-line method over the estimated economic life of the product, which is generally estimated to be 3 years.

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

9.    Subsequent events:

      In June 1998, the Company reached an agreement with the seller of Progressive to reduce the purchase price of Progressive by approximately $2,400,000, based upon the April 17, 1998 audited closing balance sheet prepared in accordance with the terms of the stock purchase agreement. The Company received these funds in July 1998 and used them to reduce the line of credit and for general working capital purposes.

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

Consolidated engineering, design and product development costs increased $1,154,000 to $1,300,000 from $146,000 in the prior year's quarter. The increase is primarily the result of the inclusion of such costs for Progressive and is net of $109,000 of software development costs capitalized during the quarter.

Consolidated selling, administrative and general expenses increased $941,000 (71%) to $2,262,000 from $1,321,000 in the prior year's quarter. The increase in selling expenses is primarily the result of the inclusion of such costs for Progressive. The increase in administrative and general expenses is primarily the result of the inclusion of such costs for Progressive and the inclusion of a non-recurring charge of approximately $160,000 associated with the due diligence review for a transaction that was not completed. Operating expense in the current quarter includes the $17,600,000 write off of in-process software technology acquired with the purchase of Progressive. Prior year results include a non-cash expense of $195,000 related to a stock incentive compensation agreement with the principal executive officers of Ultimate.

Subsequent to the issuance of the Company's June 30, 1998 condensed consolidated financial statements, the SEC issued new guidance on its views regarding the valuation methodology used in determining purchased in-process technology expensed on the date of acquisition. The Company has voluntarily recalculated the fair value of the purchased in-process software technology in accordance with the new SEC guidance.

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

The Company recorded a one time charge in the second quarter of 1998 for purchased in-process technology that had not reached technological feasibility, had no alternative future use, and for which successful development was uncertain. The conclusion that the in-process development effort, or any material sub-component, had no alternative future use was reached in consultation with development personnel at Progressive and an independent technology consulting firm, acting on behalf of the Company.

The in-process development related to a project to develop a Windows(R) NT(R) compliant POS software product. The primary tasks under development at the time of acquisition included writing code to work in a Windows environment and completing various POS and back office functions. The Company expects to begin to benefit from the acquired research and development related to the IRIS product in the third quarter 1998.

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

As a result of the revised valuation, the amount of purchase price allocated to in-process technology decreased from $26.3 million to $17.6 million and the amount ascribed to purchased existing and core technology and goodwill and other intangibles increased from $14.8 million to $24.1 million.

Consolidated depreciaiton and amortization for the quarter was $899,000 compared to $199,000 in the prior year's quarter. The increase in amortization is primarily the result of amortizing goodwill, intangibles and existing and core technology acquired with Progressive.

Consolidated operating income (loss) for the current quarter was a loss of $1,269,000 (exclusive of the write-off of in-development software technology) compared to a loss of $137,000 in the prior year's quarter. The loss in the current period was primarily the result of the increase in selling, administrative and general expenses. Consolidated operating income (loss) as a percentage of sales was a 10.7% loss compared to a 2.2% loss in the prior year's quarter.

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

Provision for income taxes in the current quarter reflects an estimated effective tax rate of 34% for the quarter. The benefit recorded in the current quarter reflects the recognition of deferred taxes of $5,814,000 related to the write-off of in-process software technology.

Net loss for the current quarter was $12,830,000 (or $2.07 per share), as compared to a net loss of $206,000 (or $0.04 per share) in the prior year's quarter. The prior year's loss was entirely attributable to discontinued operations. The average number of common shares outstanding increased to 6,187,000 shares from 5,369,000 shares in the prior year's quarter.

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

Consolidated engineering, design and product development costs increased $1,281,000 to $1,580,000 from $299,000 in the prior year's period. The increase is primarily the result of the inclusion of such costs for Progressive and is net of $109,000 of software development costs capitalized during the period.

Consolidated selling, administrative and general expenses increased $610,000 (22%) to $3,353,000 from $2,743,000 in the prior year's period. The increase in selling expenses is primarily the result of the inclusion of such costs for Progressive. The increase in administrative and general expenses is primarily the result of the inclusion of such costs for Progressive and the inclusion of a non-recurring charge of approximately $160,000 associated with the due diligence review for a transaction that was not completed. Operating expenses in the current year include the $17,600,000 write-off of in-process software technology acquired with the purchase of Progressive. Prior year administrative and general expenses include a non-cash expense of $599,000 related to a stock incentive compensation agreement with the principal executive officers of Ultimate.

Consolidated depreciaiton and amortization for the current period was $1,128,000 compared to $415,000 in the prior year's period. The increase in amortization is primarily the result of amortizing goodwill, intangibles and existing and core technology acquired with Progressive.

Consolidated operating income (loss) for the current period was a loss of $1,403,000 (exclusive of the write-off of in process software technology) compared to a loss of $696,000 in the prior year's period. The loss in the current period was primarily the result of the increase in selling, administrative and general expenses. Consolidated operating income (loss) as a percentage of sales was a 7.8% loss compared to a 5.9% loss in the prior year's period.

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

Provision (benefit) for income taxes in the first six months reflects an estimated effective tax rate. The benefit recorded in the current period reflects the recognition of deferred taxes of approximately $5,814,000 related to the write-off of in-process software technology.

Net loss for the current period was $12,783,000 (or $2.22 per share) as compared to net income of $432,000 (or $0.09 per share) in the prior year's period. The average number of common shares outstanding increased to 5,771,000 shares from 4,956,000 shares in the prior year's period.

Liquidity and Capital Resources

At June 30, 1998, the Company had $190,000 in cash and availability of $4,550,000 under the Company's $8,000,000 working capital revolving credit facility. The Company's working capital at June 30, 1998 was $5,081,000 compared with $19,490,000 at December 31, 1997. The current ratio was 1.4 : 1.0 at June 30, 1998 and 6.2 : 1.0 at December 31, 1997.

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

                  The Company filed an Amended Current Report on Form 8-K/A on June 30, 1998, supplementing the Form 8-K filed May 1, 1998.

                  The Company filed a Current Report on Form 8-K on June 25, 1998 to report that on June 15, 1998 it signed a Letter of Intent with Sulcus Hospitality Technologies Corporation to merge the operations and business of the two companies.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRIDEX CORPORATION

                                    (Registrant)


April 30, 1999                      /s/Seth M. Lukash
                                    -----------------
                                    Seth M. Lukash
                                    Chairman of the Board, President, Chief
                                    Executive Officer, and Chief Operating
                                    Officer

April 30, 1999                      /s/Daniel A. Bergeron
                                    ---------------------
                                    Daniel A. Bergeron
                                    Vice President and Chief Financial Officer

April 30, 1999                      /s/George T. Crandall
                                    ---------------------
                                    George T. Crandall
                                    Vice President and Treasurer

                     TRIDEX CORPORATION AND SUBSIDIARIES
                 Exhibit 11 Computation of Per Share Earnings
                            (Dollars in Thousands)
                                 (Unaudited)

                                                             Quarters Ended             Six Months Ended
                                                        ------------------------    ------------------------
                                                         June 30,      June 28,      June 30,      June 28,
                                                           1998          1997          1998          1997
                                                        ------------------------    ------------------------
                                                        (Restated)                  (Restated)
BASIC AND DILUTED:
  EARNINGS:
   Loss from continuing operations                      $  (12,830)           --    $  (12,783)   $     (175)
   Income (loss) from discontinued operations                         $     (206)                        607
                                                        ------------------------    ------------------------
   Net income (loss) available to common stockholders   $  (12,830)   $     (206)   $  (12,783)   $      432
                                                        ========================    ========================

  SHARES:
   Weighted average common shares outstanding            6,187,000     5,369,000     5,771,000     4,956,000
                                                        ========================    ========================

  EARNINGS PER SHARE - BASIC:
   Loss from continuing operations                      $    (2.07)           --    $    (2.22)   $    (0.04)
   Income (loss) from discontinued operations                         $    (0.04)                       0.13
                                                        ------------------------    ------------------------
   Net income (loss)                                    $    (2.07)   $    (0.04)   $    (2.22)   $     0.09
                                                        ========================    ========================