Form 10-Q/A
period 1998-09-30
TRIDEX CORP
filed 1999-05-05
CIK 47254

FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1998
                                -----------------------------------------------

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                                   to:
                               -------------------------------------------------
Commission file number:
                       ---------------------------------------------------------

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

                                 YES |_| NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                             Outstanding October 31, 1998
--------------------------                        ------------------------------
Common stock, no par value                        6,379,123

AMENDED FILING OF FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998 RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION.

The accompanying condensed consolidated financial statements as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 have been restated to reflect a change in the original accounting for the purchase price allocation related to the April 1998 acquisition of Progressive Software, Inc. In September 1998, the SEC issued new guidance on its views regarding the valuation methodology used in determining purchased in-process technology expensed on the date of acquisition. The Company has voluntarily recalculated the fair value of the purchased in-process software technology in accordance with the new SEC guidance. See Notes 1 and 2 to the Condensed Consolidated Financial Statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

PART I. Financial Information:

      Item 1. Financial Statements

              Consolidated Condensed Balance Sheets
              September 30, 1998 and December 31, 1997                      3

              Consolidated Statements of Income for the
              Quarters and Nine Months Ended September
              30, 1998 and September 27, 1997                               4

              Consolidated Statements of Cash Flows for
              the Nine Months Ended September 30, 1998
              and September 27, 1997                                        5

              Notes to Consolidated Condensed Financial
              Statements                                                    6

      Item 2. Management's Discussion and Analysis of
              the Results of Operations and Financial
              Condition                                                    10


PART II. Other Information:

      Item 6. Exhibits and Reports on Form 8-K                             14

Signatures                                                                 15

                       TRIDEX CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)
                                   (Unaudited)

                                                             September 30,    December 31,
                                                                  1998            1997
                                                             -------------    ------------
                                                              (Restated)
ASSETS
Current assets:
  Cash and cash equivalents                                   $    504        $ 11,839
  Short term investments                                                         4,403
  Receivables                                                    9,170           3,043
  Inventories                                                    7,444           2,987
  Deferred tax assets                                              679             659
  Other current assets                                             147             343
                                                              --------        --------
     Total current assets                                       17,944          23,274
                                                              --------        --------

  Plant and equipment                                            3,911           2,436
  Less accumulated depreciation                                 (1,611)         (1,195)
                                                              --------        --------
                                                                 2,300           1,241
                                                              --------        --------

  Excess of cost over fair value of net assets acquired         14,360           2,517
  Capitalized software                                          10,968
  Deferred tax assets                                            6,600             206
  Other assets                                                     157             160
  Investment in net assets of discontinued operations                              605
                                                              --------        --------
                                                              $ 52,329        $ 28,003
                                                              ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank lines of credit                                        $  3,200
  Current portion of long term debt (Note 3)                     1,500
  Accounts payable                                               5,500        $  1,820
  Accrued liabilities                                            1,661           1,964
  Deferred revenue                                               1,586
                                                              --------        --------
     Total current liabilities                                  13,447           3,784
                                                              --------        --------

Long term debt, less current portion (Note 3)                   19,740

Shareholders' equity:
  Common stock, no par value                                     1,633           1,377
  Additional paid-in capital                                    33,315          25,273
  Retained deficit                                             (14,063)           (673)
  Receivable from sale of stock                                   (801)           (816)
  Common shares held in treasury, at cost                         (942)           (942)
                                                              --------        --------
                                                                19,142          24,219
                                                              --------        --------
                                                              $ 52,329        $ 28,003
                                                              ========        ========

            See notes to consolidated condensed financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                Quarters Ended                  Nine Months Ended
                                          ---------------------------     ---------------------------
                                           September       September       September       September
                                           30, 1998        27, 1997        30, 1998         27, 1997
                                          ---------------------------     ---------------------------
                                           (Restated)                     (Restated)

Net sales                                 $    12,815     $     6,872     $    30,840     $    18,592
                                          ---------------------------     ---------------------------

Operating costs and expenses:
  Cost of sales                                 9,423           5,075          22,790          14,034
  Engineering, design and product
   development costs                              632             174           2,212             473
  Selling, administrative and general
   expenses                                     2,355           1,259           5,708           4,002
  Depreciation and amortization                 1,047             198           2,175             613
  Purchased in-process software
   technology                                                                  17,600
                                          ---------------------------     ---------------------------
                                               13,457           6,706          50,485          19,122
                                          ---------------------------     ---------------------------

Operating income (loss)                          (642)            166         (19,645)           (530)

Other charges (income):
  Interest expense (income), net                  688            (175)          1,024            (340)
  Other, net                                        7               1              15               9
                                          ---------------------------     ---------------------------
                                                  695            (174)          1,039            (331)
                                          ---------------------------     ---------------------------

Income (loss) from continuing
operations before income taxes                 (1,337)            340         (20,684)           (199)

Provision (benefit) for income taxes             (730)            340          (7,294)            (24)
                                          ---------------------------     ---------------------------

Loss from continuing operations                  (607)              0         (13,390)           (175)

Income from discontinued operations
 (Note 4)                                                                                         607
                                          ---------------------------     ---------------------------

Net income (loss)                         $      (607)    $         0     $   (13,390)    $       432
                                          ---------------------------     ---------------------------

Earnings (loss) per share:
  Basic and diluted:
   Loss from continuing operations        $     (0.10)                    $     (2.24)    $     (0.03)
   Income from discontinued operations                    $      0.00                            0.11
                                          ---------------------------     ---------------------------
   Net income (loss)                      $     (0.10)    $      0.00     $     (2.24)    $      0.08
                                          ===========================     ===========================

Weighted average common shares
   outstanding
   Basic and diluted                        6,377,000       5,351,000       5,975,000       5,089,000
                                          ===========================     ===========================

            See notes to consolidated condensed financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                          ----------------------
                                                          September   September
                                                           30, 1998   27, 1997
                                                          ---------   ---------
                                                         (Restated)
Cash flows from operating activities:
  Net income (loss)                                        $(13,390)   $    432
  Adjustments to reconcile net income to
    net cash provided in operating activities:
      Depreciation and amortization                           2,175         613
      Debt discount amortization                                 68
      Charge for purchased in-process
        software technology                                  17,600
      Deferred income taxes                                  (6,414)
      Income from discontinued operations                                  (607)
      Stock incentive compensation expense                                  794
      Changes in operating assets and liabilities,
        net of amounts acquired:
        Receivables                                          (1,998)       (687)
        Inventory                                              (171)        803
        Other assets                                            (23)        122
        Accounts payable, accrued liabilities and
          income taxes payable                                1,813        (666)
                                                           --------    --------
          Net cash provided by (used in) operating
          activities                                           (340)        804
                                                           --------    --------

Cash flows from investing activities:
  Capital expenditures                                         (419)       (273)
  Capitalized software development costs                       (951)
  Net cash paid for acquisition                             (42,570)
  Proceeds from sale of assets                                  855       5,200
  Receipt of principal of note receivable
    from TransAct                                                         1,000
                                                           --------    --------
          Net cash provided by (used in) investing
          activities                                        (43,085)      5,927
                                                           --------    --------

Cash flows from financing activities:
  Proceeds from issuance of long term debt                   23,000
  Net proceeds from line of credit                            3,200
  Proceeds from issuance of stock                             2,000
  Principal payments on long term debt                         (600)
  Net decrease in short term investments                      4,403
  Proceeds from exercise of stock options and warrants           87       5,580
  Net transactions with discontinued operations                             (96)
  Purchase of treasury shares                                               (69)
                                                           --------    --------
          Net cash provided by financing activities          32,090       5,415
                                                           --------    --------

Increase (decrease) in cash and cash equivalents            (11,335)     12,146
Cash and cash equivalents at beginning of period             11,839       2,787
                                                           --------    --------
  Cash and cash equivalents at end of period               $    504    $ 14,933
                                                           ========    ========

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
    Interest                                               $    718    $     84
    Income taxes                                                116          63
Supplemental disclosures of non-cash investing
  and financing activities:
  Stock issued for acquisition                             $  4,998
  Conversion of convertible notes and
    debentures to common stock                                         $  3,710

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

      The accompanying condensed consolidated financial statements as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 have been restated to reflect a change in the original accounting for the purchase price allocation related to the April 1998 acquisition of Progressive Software, Inc. In September 1998, the SEC issued new guidance on its views regarding the valuation methodology used in determining purchased in-process technology expensed on the date of acquisition. The Company has voluntarily recalculated the fair value of the purchased in-process software technology in accordance with the new SEC guidance. This restatement does not affect previously reported net cash flows for the periods. The effect of this reallocation on previously reported condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 1998 is as follows (in thousands except per share amounts, unaudited):

                                   Three Months Ended        Nine Months Ended
                                 ----------------------   ---------------------
                                   September 30, 1998       September 30, 1998
                                 ----------------------   ---------------------
                                 As Reported   Restated   As Reported  Restated
                                 -----------   --------   -----------  --------
Engineering, design and
product development costs          $    786    $    632    $  1,985    $  2,212
Depreciation and amortization         1,015       1,047       2,150       2,175
Purchased in-process software
technology                                                   26,300      17,600
Total operating costs and
expenses                             13,579      13,457      58,933      50,485

Operating loss                         (764)       (642)    (28,093)    (19,645)

Loss from continuing
operations before income taxes       (1,459)     (1,337)    (29,132)    (20,684)
Benefit for income taxes               (797)       (730)    (10,192)     (7,294)

Net loss                               (662)       (607)    (18,940)    (13,390)

Loss per share - basic and
diluted                            $  (0.10)   $  (0.10)   $  (3.17)   $  (2.24)

                                                           September 30, 1998
                                                       -------------------------
                                                       As Reported      Restated
                                                       -----------      --------
Excess of cost over fair value of net assets
acquired                                                 $  9,431      $ 14,360
Capitalized software                                        7,449        10,968
Deferred tax assets                                         9,495         6,600
Total assets                                               46,776        52,329

Accrued liabilities                                         1,658         1,661
Total current liabilities                                  13,444        13,447

Retained deficit                                          (19,613)      (14,063)
Shareholders' equity                                       13,592        19,142
Total liabilities and shareholders' equity               $ 46,776      $ 52,329

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

      At September 30, 1998, the Company estimated the allocation of the purchase price, in thousands, to be as follows:

                                                          As Reported  Restated
      Tangible net assets                                   $6,892     $6,892
      Purchased in-process software technology              26,300     17,600
      Estimated goodwill and other intangibles              14,919     23,619
                                                          ---------------------
                                                           $48,111    $48,111
                                                          =====================

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

      The following pro forma data (unaudited) reflect the 1998 acquisition of Progressive as if the acquisition had occurred at the beginning of 1997, but excluded the one-time write off of in-process software technology, discussed above. Such data do not purport to be indicative of what would have occurred had this transaction been made on that date:

                         Quarter Ended              Nine Months Ended
                         -------------              -----------------
                      September 27, 1997  September 30, 1998  September 27, 1998
                      ------------------  ------------------  ------------------
                           (Dollars in thousands, except per share amounts)
      Sales                 $ 15,814          $ 37,306          $ 45,919
      Operating loss             (67)           (3,326)             (180)
      Net loss                  (471)           (3,557)           (1,404)
      Loss per share--
        basic:              $  (0.07)         $  (0.56)         $  (0.23)

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

      The Credit Agreement is secured by a first priority security interest in certain assets, imposes certain financial covenants (including minimum tangible capital base, maximum ratio of senior funded debt to EBITDA, maximum ratio of total consolidated funded debt to EBITDA, minimum interest coverage ratio and minimum fixed charge coverage ratio) and restricts the amount available for payment of cash dividends and capital stock distributions. As of September 30, 1998, the Company was not in compliance with the covenants related to the ratio of senior funded debt to EBITDA, the ratio of total consolidated funded debt to EBITDA, the interest coverage ratio and the fixed charge coverage ratio. As of November 1, 1998, Fleet agreed to waive the non-compliance as of September 30, 1998 and to amend the method of calculation of the financial covenants for December 31, 1998, March 30, 1999 and June 30, 1999. In addition, Fleet imposed a temporary reduction of $2,000,000 in the availability under the Working Capital Facility until the Company obtains from the selling shareholder of Progressive a reduction in any amount of the purchase price paid for Progressive. The Company paid a fee to the Fleet of $70,000 for the amendment, which is being amortized over the remaining term of the Credit Agreement.

      On April 17, 1998, the Company sold to the MassMutual Investors at face value $11 million of the Company's senior subordinated notes due April 17, 2005 (the "Notes"). On May 27, 1998, the Company issued to the MassMutual Investors warrants to purchase 350,931 shares of the Company's common stock at $7.00 per share and the interest rate on the Notes was reduced to 12% from 19%. The estimated fair market value of the warrants has been recorded as a discount to the principal amount of the outstanding Notes and is being amortized over the term of the Notes. The Notes require prepayments of $3,666,667 on each of April 17, 2003 and April 17, 2004. Interest is payable quarterly on the 17th day of January, April, July and October commencing on July 17, 1998. The Notes impose certain financial covenants, including minimum consolidated net worth, minimum fixed charge coverage ratio and maximum leverage ratio. As of September 30, 1998, the Company was not in compliance with the covenants related to the fixed charge coverage ratio and the leverage ratio. As of November 12, 1998, the MassMutual Investors agreed to waive the non-compliance as of September 30, 1998 and to amend the financial covenants for December 31, 1998 and March 30, 1999. The Company paid a fee to the MassMutual Investors of $39,600 for the amendment, which is being amortized over the remaining term of the Notes.

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

6. Inventories:

      Components of inventory are:

                               September 30, 1998    December 31, 1997
                               ------------------    -----------------
                                       (Dollars in Thousands)
       Raw materials and
       component parts              $   2,674            $ 2,097
       Work-in-process                     68                 75
       Finished goods                   4,702                815
                                -----------------    -----------------
                                    $   7,444            $ 2,987
                                =================    =================

7. Research and Development Expenditures:

      The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards Number 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" (SFAS 86). As of September 30, 1998 and December 31, 1997, capitalized software development costs were $951,000 and zero, respectively. The capitalization of software development costs begins when the technological feasibility of a product has been established by development of a working model and ends when the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgement by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Annual amortization charged to cost of sales will be computed on an individual product basis and will be the greater of: (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues for the product, or (b) the straight-line method over the estimated economic life of the product, which is generally estimated to be 3 years.

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

Consolidated engineering, design and product development costs increased $458,000 to $632,000 from $174,000 in the prior year's quarter. The increase is primarily the result of the inclusion of such costs for Progressive and is net of $842,000 of software development costs capitalized during the quarter.

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

Consolidated depreciation and amortization for the quarter was $1,047,000 compared to $198,000 in the prior year's quarter. The increase in amortization is primarily the result of amortizing goodwill, intangibles and existing and core technology acquired with Progressive.

Consolidated operating income (loss) for the current quarter was a loss of $642,000 compared to income of $166,000 in the prior year's quarter. The loss in the current period was primarily the result of the increase in selling, administrative and general expenses. Consolidated operating income (loss) as a percentage of sales was a 5.0% loss compared to income of 2.4% of sales in the prior year's quarter.

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

Net loss for the current quarter was $607,000 (or $0.10 per share), as compared to zero in the prior year's quarter. The average number of common shares outstanding increased to 6,377,000 shares from 5,351,000 shares in the prior year's quarter.

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

Consolidated engineering, design and product development costs increased $1,739,000 to $2,212,000 from $473,000 in the prior year's period. The increase is primarily the result of the inclusion of such costs for Progressive and is net of $951,000 of software development costs capitalized during the period.

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

In September 1998, the SEC issued new guidance on its views regarding the valuation methodology used in determining purchased in-process technology expensed on the date of acquisition. The Company has voluntarily recalculated the fair value of the purchased in-process software technology in accordance with the new SEC guidance.

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

The in-process development relates to a project to develop a Windows(R) NT(R) compliant POS software product called IRIS. The primary tasks under development at the time of acquisition included writing code to work in a Windows environment and completing various POS and back office functions. The Company began to benefit from the acquired research and development related to the IRIS product in the third quarter 1998.

Significant assumptions used to determine the value of in-process technology included several factors, including the following. First, a forecast of net cash flows that is expected to result from the development effort. Second, a percentage of completion estimated by considering a number of factors, including the costs invested to date relative to the expected total cost of the development effort and the amount of progress completed as of the transaction date, on a technological basis, relative to the overall technological achievements required to achieve the intended functionality of the eventual product. The technological issues were addressed by engineering representatives from both Progressive and an independent technology consulting firm engaged by the Company. Third, a discount rate of approximately 23%, which represents the Company's risk adjusted weighted average cost of capital, was applied to the cash flows resulting from the revenues expected to be generated from the IRIS project.

As a result of the revised valuation, the amount of purchase price allocated to in-process technology decreased from $26.3 million to $17.6 million and the amount ascribed to purchased existing and core technology and goodwill and other intangibles increased from $14.9 million to $23.6 million.

Consolidated depreciation and amortization for the current period was $2,175,000 compared to $613,000 in the year's period. The increase in amortization is primarily the result of amortizing goodwill, intangibles and existing and core technology acquired with Progressive.

Consolidated operating income (loss) for the current period was a loss of $2,045,000 (exclusive of the write-off of in process software technology) compared to a loss of $530,000 in the prior year's period. The loss in the current period was primarily the result of the increase in selling, administrative and general expenses. Consolidated operating income (loss) as a percentage of sales was a 6.6% loss compared to a 2.9% loss in the prior year's period.

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

Provision (benefit) for income taxes in the first nine months reflects an estimated effective tax rate. The benefit recorded in the current period includes the recognition of deferred taxes of approximately $5,814,000 related to the write-off of in-process software technology.

Net loss for the current period was $13,390,000 (or $2.24 per share) as compared to net income of $432,000 (or $0.08 per share) in the prior year's period. The average number of common shares outstanding increased to 5,975,000 shares from 5,089,000 shares in the prior year's period.

Liquidity and Capital Resources

At September 30, 1998, the Company had $504,000 in cash and availability of $2,800,000 under the Company's $8,000,000 working capital revolving credit facility. The Company's working capital at September 30, 1998 was $4,497,000 compared with $19,490,000 at December 31, 1997. The current ratio was 1.3 : 1.0 at September 30, 1998 and 6.2 : 1.0 at December 31, 1997.

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

Nasdaq Listing

On August 17, 1998 the Nasdaq Stock Market notified the Company that based on the Company's quarterly report for the quarter ended June 30, 1998 (prior to the restatement discussed in Note 1), the Company did not meet the Nasdaq National Market listing requirement of maintaining $4,000,000 of net tangible assets. The Company's net tangible assets were $3,866,000 and $4,161,000 (both prior to restatement) at June 30, 1998 and September 30, 1998, respectively. The net tangible assets shortfall at June 30, 1998 resulted from the $26,300,000 (prior to restatement) write-off of in-process software technology acquired as part of the purchase of Progressive on April 17, 1998. The Company believes the June 30, 1998 shortfall is transitory and the Company is, and expects to be, in compliance with all requirements for continued listing on the Nasdaq National Market through 1999. The Company has reviewed its listing status with Nasdaq, but has not received confirmation whether Nasdaq believes that the Company's common stock should be listed on the Nasdaq National Market or the Nasdaq Small Cap Market.

Based on the Company's restatement of its in-process software technology charge and its restated balance sheet contained in this amended report, at June 30, 1998, the Company is in compliance with the Nasdaq requirement of $4,000,000 of net tangible assets.

                           PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            a.     Exhibits:

            Exhibit 4.1 Form of Letter of Waiver and Limited Amendment dated November 12, 1998 by and among Massachusetts Mutual Life Insurance Company and certain of its affiliates and Tridex Corporation.

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

                                 TRIDEX CORPORATION
                                 (Registrant)


April 30, 1999                   /s/ Seth M. Lukash
                                 ---------------------------------------
                                 Seth M. Lukash
                                 Chairman of the Board, President, Chief
                                 Executive Officer, and Chief Operating Officer


April 30, 1999                   /s/ Daniel A. Bergeron
                                 ---------------------------------------
                                 Daniel A. Bergeron
                                 Vice President and Chief Financial Officer


April 30, 1999                   /s/ George T. Crandall
                                 ---------------------------------------
                                 George T. Crandall
                                 Vice President and Treasurer

                                EXHIBIT INDEX

Exhibit 4.1 Form of Letter of Waiver and Limited Amendment dated November 12, 1998 by and among Massachusetts Mutual Life Insurance Company and certain of its affiliates and Tridex Corporation.


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

Exhibit 10.2 Employment Agreement dated April 9, 1998 between Tridex Corporation and Daniel A. Bergeron

Exhibit 10.3 Employment Agreement dated May 11, 1998 between Tridex Corporation and John MacWillie

Exhibit 10.4 Employment Agreement dated April 21, 1998 between Tridex Corporation and Raymond J. Mueller

Exhibit 11        Computation of Per Share Earnings

Exhibit 27        Financial Data Schedule

Exhibits 4.1, 10.1, 10.2, 10.3 and 10.4 are not included in this report. A copy of these exhibits will be furnished upon request.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                  Exhibit 11 Computation of Per Share Earnings
                             (Dollars in Thousands)
                                   (Unaudited)

                                                        Quarters Ended            Nine Months Ended
                                                  --------------------------   --------------------------
                                                   September      September    September      September
                                                    30, 1998       27, 1997     30, 1998      27, 1997
                                                  --------------------------   --------------------------
                                                  (Restated)                  (Restated)
BASIC AND DILUTED:
  EARNINGS:
     Loss from continuing operations              $      (607)   $         0   $   (13,390)   $      (175)
     Income from discontinued operations                                                              607
                                                  --------------------------   --------------------------
     Net income (loss) available to
       common stockholders                        $      (607)   $         0   $   (13,390)   $       432
                                                  --------------------------   --------------------------

    SHARES:
     Weighted average common shares outstanding     6,377,000      5,351,000     5,975,000      5,089,000
                                                  ==========================   ==========================

    EARNINGS PER SHARE - BASIC AND DILUTED:
     Loss from continuing operations              $     (0.10)   $      0.00   $     (2.24)   $     (0.03)
     Income from discontinued
  operations                                                                                         0.11
                                                  --------------------------   --------------------------
     Net income (loss)                            $     (0.10)   $      0.00   $     (2.24)   $      0.08
                                                  ==========================   ==========================