Form 10-Q
period 1999-03-31
TRIDEX CORP
filed 1999-05-12
CIK 47254

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         March 31, 1999

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                      to:
                               ---------------------     -----------------------
Commission file number:

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

                                 YES |_| NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                                    Outstanding May 7, 1999
-----                                                    -----------------------

Common stock, no par value                                             6,368,289

                       TRIDEX CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.   Financial Information:

     Item 1.      Financial Statements

                  Consolidated Condensed Balance Sheets
                  March 31, 1999 and December 31, 1998                        3

                  Consolidated Condensed Statements of Operations for the
                  Quarters Ended March 31, 1999 and 1998                      4

                  Consolidated Condensed Statements of Cash Flows for the
                  Quarters Ended March 31, 1999 and 1998                      5

                  Notes to Consolidated Condensed Financial Statements        6

      Item 2.     Management's Discussion and Analysis of the Results of
                  Operations and Financial Condition                          9

PART II. Other Information:

      Item 6.     Exhibits and Reports on Form 8-K                           12

Signatures                                                                   12

                                  EXHIBIT INDEX

Exhibit 11        Computation of Per Share Earnings                          13

                       TRIDEX CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)
                                   (Unaudited)

                                                            ------------------------------------
                                                              March 31, 1999   December 31, 1998
ASSETS
Current assets:
   Cash and cash equivalents                                  $          893    $           18
   Receivables                                                         9,177             7,806
   Inventories                                                         7,863             7,941
   Deferred tax assets                                                 1,092             1,092
   Other current assets                                                  297               278
                                                            ------------------------------------
     Total current assets                                             19,322            17,135
                                                            ------------------------------------

Plant and equipment                                                    4,416             4,251
Less accumulated depreciation                                         (1,981)           (1,806)
                                                            ------------------------------------
                                                                       2,435             2,445
                                                            ------------------------------------

Goodwill and intangible assets, net                                   13,394            13,803
Purchased and internally developed software costs, net                11,297            11,319
Deferred tax assets                                                    8,000             8,000
Other assets                                                             281               251
                                                            ====================================
                                                              $       54,729    $       52,953
                                                            ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank loan payable                                          $        5,400    $        4,756
   Current portion of long term debt                                   2,100             1,650
   Accounts payable                                                    7,912             5,875
   Accrued liabilities                                                 1,942             2,021
   Deferred revenue                                                      782               933
                                                            ------------------------------------
     Total current liabilities                                        18,136            15,235
                                                            ------------------------------------

Long term debt, less current portion                                  18,342            19,341

Shareholders' equity:
   Common stock no par value                                           1,634             1,634
   Additional paid-in capital                                         33,928            33,328
   Retained deficit                                                  (15,545)          (14,819)
   Receivable from sale of stock                                        (801)             (801)
   Common shares held in treasury, at cost                              (965)             (965)
                                                            ------------------------------------
                                                                      18,251            18,377
                                                            ====================================
                                                              $       54,729    $       52,953
                                                            ====================================

           See notes to consolidated condensed financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 (Dollars in Thousands except Per Share Amounts)
                                   (Unaudited)

                                                                     Quarters Ended
                                                       -----------------------------------------
                                                          March 31, 1999       March 31, 1998
Net sales                                                 $       13,818       $        6,212

Operating costs and expenses:
   Cost of sales                                                  10,015                4,746
   Engineering, design and product development costs                 738                  280
   Selling, administrative and general expenses                    2,405                1,091
   Depreciation and amortization                                   1,081                  229
                                                       -----------------------------------------
                                                                  14,239                6,346
                                                       -----------------------------------------

Operating loss                                                      (421)                (134)

Other charges (income):
   Interest (income), net                                            715                 (226)
   Other, net                                                          7                   (1)
                                                       -----------------------------------------
                                                                     722                 (227)
                                                       -----------------------------------------

Income (loss) before income taxes                                 (1,143)                  93

Provision (benefit) for income taxes                                (417)                  46
                                                       -----------------------------------------

Net income (loss)                                         $         (726)      $           47
                                                       =========================================

Earnings (loss) per share - basic and diluted:
                                                       =========================================
   Net income (loss)                                      $        (0.11)      $         0.01
                                                       =========================================

Weighted average shares outstanding:
   Basic                                                       6,368,000            5,351,000
                                                       =========================================
   Diluted                                                     6,368,000            5,592,000
                                                       =========================================

           See notes to consolidated condensed financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                             Quarters Ended
                                                                ---------------------------------------
                                                                  March 31, 1999       March 31, 1998
Cash flows from operating activities:
Net income (loss)                                                 $         (726)      $           47
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization                                         1,081                  229
     Debt discount amortization                                               51
     Changes in operating assets and liabilities:
       Receivables                                                        (1,371)                (402)
       Inventory                                                              78                 (852)
       Other current assets                                                  (19)                 (65)
       Other assets                                                          (30)                 (59)
       Accounts payable, accrued liabilities and income
         taxes payable                                                     1,807                  854
                                                                ---------------------------------------
         Net cash provided by (used in) operating activities                 871                 (248)
                                                                ---------------------------------------

Cash flows from investing activities:
   Purchases of plant and equipment                                         (165)                 (75)
   Capitalized software development costs                                   (475)
   Proceeds from sale of assets                                                                   855
   Deferred acquisition costs                                                                     (81)
                                                                ---------------------------------------
         Net cash provided by (used in) investing activities                (640)                 699
                                                                ---------------------------------------

Cash flows from financing activities:
   Net change in borrowings under line of credit                             644
   Proceeds from exercise of stock options and warrants                                            15
   Net decrease in short term investments                                                       4,403
                                                                ---------------------------------------
         Net cash provided by financing activities                           644                4,418
                                                                ---------------------------------------

Increase in cash and cash equivalents                                        875                4,869
Cash and cash equivalents at beginning of period                              18               11,839
                                                                =======================================
Cash and cash equivalents at end of period                        $          893       $       16,708
                                                                =======================================

Supplemental cash flow information:
   Interest paid                                                  $          671       $            1
   Income taxes paid                                                          20                   76

           See notes to consolidated condensed financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    General:

      Tridex Corporation ("Tridex" or the "Company"), through its wholly-owned subsidiaries, Ultimate Technology Corporation ("Ultimate") and Progressive Software, Inc. ("Progressive"), and its Tridex Ribbons Division, is a leading designer, developer, manufacturer, marketer and integrator of high quality software and hardware systems and components for the point-of-sale ("POS") industry and ribbon cartridges for specialty dot matrix printers.

      In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of March 31, 1999, the results of its operations for the quarters ended March 31, 1999 and March 31, 1998 and changes in its cash flows for the quarters ended March 31, 1999 and March 31, 1998. The December 31, 1998 consolidated condensed balance sheet has been derived from the Company's audited financial statements at that date. These interim financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

      The results of operations for the quarters ended March 31, 1999 and March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2.    Acquisition of Progressive Software, Inc.:

      The Company purchased Progressive on April 17, 1998 and accounted for the acquisition by the purchase method. Accordingly, the results of operations of Progressive have been included in the accompanying consolidation financial statements from the date of acquisition.

      The purchase price of Progressive was $47,594,000 including acquisition costs. The consideration paid for Progressive was comprised of 714,000 shares of Tridex common stock valued at $4,998,000 and the balance in cash. The cash portion of the purchase price was financed by: (a) $12,000,000 borrowed under a senior term loan from Fleet National Bank ("Fleet"), (b) $11,000,000 proceeds from the sale of senior subordinated notes to Massachusetts Mutual Life Insurance Company and certain affiliates (the "MassMutual Investors"), (c) $2,000,000 proceeds from the sale of 285,714 shares of Tridex common stock to the MassMutual Investors,
      (d) $1,736,000 borrowed under a working capital facility with Fleet, and
      (e) the balance from the Company's cash and short term investments. The Company also issued to the MassMutual Investors stock purchase warrants for 350,931 shares of common stock at an exercise price of $7.00 per share. The value of the warrants of $1,228,000 was recorded as a discount to the principal amount of the outstanding notes and is being amortized to interest expense over the term of the notes using the interest rate method. See note 5 for further discussion of the Company's obligations to Fleet and the MassMutual Investors and the warrant issued to the MassMutual Investors.

      The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The tangible net assets consist primarily of accounts receivable, inventory, equipment and leasehold improvements, other assets and liabilities. Intangible assets consist of goodwill, existing technology and core technology being amortized over five to ten years. Based upon a valuation prepared by an independent technology consulting firm, $17,600,000 of the purchase price was allocated to in-process technology that had not reached technological feasibility, had no alternative future use, and for which successful development was uncertain. Accordingly, in the second quarter of 1998 the Company recorded a one-time charge in the amount of $17,600,000.

      The following unaudited pro forma data reflect the acquisition of Progressive as if the acquisition had occurred at the beginning of 1998, but exclude the one-time charge for in-process software technology, discussed above. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the period, nor is it necessarily indicative of the results that may occur in the future.

                                                    Quarter Ended March 31, 1998
                                                    ----------------------------
                                                       (Dollars in thousands,
                                                     except per share amounts)
      Net sales                                              $   11,129
      Operating loss                                         $   (1,267)
      Net loss                                               $   (1,272)
      Loss per share - basic                                 $    (0.20)

3.    Earnings (loss) per common share:

      Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share assumes the exercise of options and warrants and the conversion of dilutive securities, when the result is dilutive.

4.    Inventories:

      Components of inventory are:

                                          March 31, 1999     December 31, 1998
                                        -----------------  ---------------------
                                                 (Dollars in Thousands)

      Raw materials and component parts      $   2,843           $   3,011
      Work-in-process                               43                  37
      Finished goods                             4,977               4,893
                                        =================  =====================
                                             $   7,863           $   7,941
                                        =================  =====================

5.    Bank credit agreement and long term debt:
      The components of long term debt are:

                                          March 31, 1999     December 31, 1998
                                        -----------------  ---------------------
                                                 (Dollars in Thousands)
      Term loan payable                      $  11,100           $  11,100
      Senior subordinated notes, net of
         discount                                9,342               9,891
                                        -----------------  ---------------------
                                                20,442              20,991
      Less: current portion                      2,100               1,650
                                        =================  =====================
                                             $  18,342           $  19,341
                                        =================  =====================

      On April 17, 1998, the Company entered into a Credit Agreement (the "Credit Agreement") with Fleet. The Credit Agreement is secured by a first priority security interest in substantially all of the Company's assets and restricts the amount available for payment of cash dividends and capital stock distributions. The original terms of the Credit Agreement provided for an $8 million working capital facility (the "Working Capital Facility") and a $12 million term loan facility (the "Term Loan"). The Credit Agreement allows the Company to borrow at interest rates based upon Fleet's prime rate, plus a margin of up to one percentage point, depending upon certain performance criteria. At the Company's option, it may borrow at interest rates based upon LIBOR, plus a margin ranging from 1.25 to
      2.75 percentage points, depending upon certain performance criteria. Interest on prime rate-based loans is payable monthly. Interest on LIBOR-based loans is payable at the end of the LIBOR measuring period. At March 31, 1999 the interest rate on outstanding Credit Agreement debt was approximately 8.7%. The Working Capital Facility, which expires on June 30, 1999, bears a non-utilization fee on the unused facility ranging from .25% to .625% depending upon certain performance criteria. The Term Loan requires the Company to make quarterly principal payments commencing June 30, 1998 in the amount of $300,000 per quarter during the first year, $450,000 per quarter during the second year and $750,000 per quarter through termination on March 31, 2003. The Credit Agreement, as originally executed, imposed certain financial covenants, including minimum tangible capital base, maximum ratio of senior funded debt to EBITDA, maximum ratio of total consolidated funded debt to EBITDA, minimum interest coverage ratio and minimum fixed charge coverage ratio.

      As of December 31, 1998, the Company was not in compliance with the covenants related to the ratio of senior funded debt to EBITDA, the ratio of total consolidated funded debt to EBITDA, the interest coverage ratio and the fixed charge coverage ratio. On March 30, 1999, Fleet agreed to waive the non-compliance as of December 31, 1998 and to amend the covenants. The amended covenants require the Company to maintain a minimum interest coverage ratio and a minimum net worth. In addition, the amendment imposes a temporary reduction of $2,000,000 in the availability under the Working Capital Facility and increases the interest rate by one percentage point. The amendment allows the Company to defer its March 31, 1999 term loan payment of $300,000 to June 30, 1999. The Company will pay a fee to Fleet of $50,000 on June 30, 1999 for this amendment. Fees to amend the Credit Agreement are being amortized over the remaining term of the agreement. As of March 31, 1999, the Company was in compliance with the covenants and expects to be in compliance through the end of the year. On June 30, 1999, the working capital facility with Fleet matures. The Company is in discussions with Fleet to continue the facility and with other financial institutions to replace the facility.

      On April 17, 1998, in conjunction with the acquisition of Progressive, the Company sold to the MassMutual Investors $11 million of the Company's senior subordinated notes due April 17, 2005 (the "Notes"). The Notes bear interest at 12% payable quarterly on the 17th day of January, April, July and October. The Notes require prepayments of $3,666,667 on each of April 17, 2003 and April 17, 2004. The Notes, as originally issued, imposed certain financial covenants, including minimum consolidated net worth, minimum fixed charge coverage ratio and maximum leverage ratio. The Company issued to the MassMutual Investors on May 27, 1998 warrants to purchase 350,931 shares of the Company's common stock at $7.00 per share. The estimated fair market value of the warrants of $1,228,000 was recorded as a discount to the principal amount of the outstanding Notes and is being amortized to interest expense over the term of the Notes using the interest rate method.

      As of December 31, 1998, the Company was not in compliance with the covenants related to the fixed charge coverage ratio and the leverage ratio. On March 26, 1999, the MassMutual Investors agreed to waive the non-compliance as of December 31, 1998 and to amend the financial covenants. The amended covenants require the Company to maintain a minimum interest coverage ratio and a minimum net worth. The amendment allows the Company to defer its April 17, 1999 interest payment of $330,000 to July 17, 1999. In consideration for the amendment to the Notes and in exchange for the warrant issued in 1998, on March 29, 1999 the Company issued new stock purchase warrants to the MassMutual Investors to purchase 800,000 shares of common stock at $2.03125 per share. The incremental estimated fair value of the new warrants over the estimated fair value of the old warrants, $600,000, was recorded as additional debt discount and is being amortized to interest expense over the remaining term of the Notes using the interest rate method. As of March 31, 1999, the Company was in compliance with the covenants of the Notes and expects to be in compliance through the end of the year.

6.    Commitments and contingencies:

      The Company is involved in an environmental matter and legal proceedings discussed in Note 9 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. As of March 31, 1999 and to the date of this report, there have been no material developments in the resolution of these matters.

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

Results of Operations

Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998

Consolidated net sales for the quarter ended March 31, 1999 increased $7,606,000 (122%) to $13,818,000 from $6,212,000 in the comparable quarter of the prior year. The increase is primarily attributable to the inclusion of the sales of Progressive, which was acquired on April 17, 1998. The increase also reflects greater volume of shipments of certain point-of-sale ("POS") component products and POS terminal systems.

Consolidated gross profit increased $2,337,000 (159%) to $3,803,000 from $1,466,000 in the prior year's quarter, primarily as a result of the inclusion of the sales of Progressive. Consolidated gross profit margin increased to 27.5% of sales from 23.6% of sales in the prior year's quarter as a result of the inclusion of the sales of Progressive. The gross profit margin on sales of POS terminal systems declined due to unfavorable material usage and warranty costs.

Consolidated engineering, design and product development costs increased $458,000 (164%) to $738,000 from $280,000 in the prior year's quarter. The increase is primarily the result of the inclusion of such costs of Progressive and is net of capitalized software development costs of $475,000. Product development costs are primarily related to expenditures for Progressive's IRIS retail management software products for the quick serve, full serve, and casual dining market segments.

Consolidated selling, administrative and general expenses increased $1,314,000 (120%) to $2,405,000 from $1,091,000 in the prior year's quarter. The increase is primarily the result of the inclusion of such costs of Progressive and the increase in such costs at the Company's headquarters, particularly marketing initiatives in support of the Company's expanded operating base and professional services.

Consolidated depreciation and amortization increased $852,000 to $1,081,000 from $229,000 in the prior year's quarter. The increase in amortization is primarily the result of amortizing goodwill, intangibles and purchased software technology acquired with Progressive.

Consolidated operating loss for the current quarter was $421,000 compared to a loss of $134,000 in the prior year's quarter. The increase in the operating loss was the result of the increases in engineering, design and product development expense and selling, administrative and general expenses being greater than the increase in gross profit. Consolidated operating loss as a percentage of sales was a 3% loss compared to a 2% loss in the prior year's quarter.

Net interest expense for the quarter was $715,000 compared to a net interest income of $226,000 in the prior year's quarter. Interest expense for the quarter consists of interest on debt incurred to acquire Progressive. Interest income in the prior year's quarter consisted of interest earned on temporary cash investments.

Provision for income taxes in the current quarter reflects an estimated effective tax rate for 1999 of 36.5%.

Net loss for the current quarter was $726,000 (or $0.11 per share) as compared to net income of $47,000 (or $0.01 per share) in the prior year's quarter. The average number of common shares outstanding increased to 6,368,000 shares from 5,351,000 shares in the prior year's quarter.

Liquidity and Capital Resources

The Company's working capital at March 31, 1999 was $1,186,000 compared with $1,900,000 at December 31, 1998. The current ratio was 1.1 : 1.0 at March 31, 1999 and 1.1: 1.0 at December 31, 1998.

The Company has a credit agreement with Fleet under which Fleet has provided the Company with a $12.0 million term loan facility and an $8.0 million working capital revolving credit facility. As of December 31, 1998, the Company was not in compliance with the covenants related to the ratio of senior funded debt to EBITDA, the ratio of total consolidated funded debt to EBITDA, the interest coverage ratio and the fixed charge coverage ratio. On March 30, 1999, Fleet agreed to waive the non-compliance as of December 31, 1998 and to amend the covenants. The amended covenants require the Company to maintain a minimum interest coverage ratio and a minimum net worth. In addition, the amendment imposes a temporary reduction of $2,000,000 in the availability under the Working Capital Facility and increases the interest rate by one percentage point. The amendment allows the Company to defer its March 31, 1999 term loan payment of $300,000 to June 30, 1999. The Company will pay a fee to Fleet of $50,000 on June 30, 1999 for this amendment. Fees to amend the Credit Agreement are being amortized over the remaining term of the agreement. As of March 31, 1999, the Company was in compliance with the covenants and expects to be in compliance through the end of the year. On June 30, 1999, the working capital facility with Fleet matures. The Company is in discussions with Fleet to continue the facility and with other financial institutions to replace the facility and expects to renew or obtain similar working capital financing. However, there is no certainty such financing can be obtained, or can be obtained at similar terms or costs. If similar working capital financing is not obtained, it could have a material adverse effect on the Company's financial position or cash flows.

The Notes payable to the MassMutual Investors, as originally issued, imposed certain financial covenants, including minimum consolidated net worth, minimum fixed charge coverage ratio and maximum leverage ratio. As of December 31, 1998, the Company was not in compliance with the covenants related to the fixed charge coverage ratio and the leverage ratio. On March 26, 1999, the MassMutual Investors agreed to waive the non-compliance as of December 31, 1998 and to amend the financial covenants. The amended covenants require the Company to maintain a minimum interest coverage ratio and a minimum net worth. The amendment allows the Company to defer its April 17, 1999 interest payment of $330,000 to July 17, 1999. In consideration for the amendment to the Notes and in exchange for the warrant issued in 1998, on March 29, 1999 the Company issued new stock purchase warrants to the MassMutual Investors to purchase 800,000 shares of common stock at $2.03125 per share. The incremental estimated fair value of the new warrants over the estimated fair value of the old warrants, $600,000, was recorded as additional debt discount and is being amortized to interest expense over the remaining term of the Notes using the interest rate method. As of March 31, 1999, the Company was in compliance with the covenants of the Notes and expects to be in compliance through the end of the year.

At March 31, 1999, the Company had availability of $600,000 under the Working Capital Facility and no material commitment for capital expenditures. The Company believes that funds generated from operations and borrowings under the working capital revolving credit facility of the Credit Agreement, if necessary, will continue to satisfy its working capital needs and allow the Company to meet its obligations as they come due for the next twelve months.

The Year 2000

The Company has identified four areas which could be affected by the Year 2000 issue: Company products, internally used systems and software, products and/or services provided by key third parties and internal systems used by key customers.

The Company has been performing extensive testing on software products and third party components used in products sold or licensed by the Company to its customers. As of this date no significant non-compliance issues have been identified.

The Company has sent questionnaires to and has received assurances from key vendors and suppliers that any Year 2000 issues that they suffer will not have a material adverse effect on the Company. The Company believes that its current and future communication and actions with key vendors and suppliers will minimize these risks.

The Company's internal information systems have been updated with new releases from its vendors to bring these systems into Year 2000 compliance. The Company's other internal systems used in the development of products and services have been tested for Year 2000 compliance and the Company has received compliance certificates from the providers of these systems. The Company is continuing to test these systems and expects to finish such testing by the second quarter of 1999.

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

                           PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form  8-K

            a.    Exhibits
                  Exhibit 11.       Computation of Per Share Earnings

            b.    Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K on February 10, 1999 to report that on February 3, 1999 it announced that it is in litigation with Paul J. Smith.

                  The Company filed a Current Report on Form 8-K on February 22, 1999 to report that on February 24, 1999 it announced that it has filed an Answer and Counterclaim in litigation with Paul
                  J. Smith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TRIDEX CORPORATION

                               (Registrant)


May 10, 1999                   /s/ Seth M. Lukash
                               -------------------------------------------------
                               Seth M. Lukash
                               Chairman of the Board, President, Chief Executive
                               Officer, and Chief Operating Officer


May 10, 1999                   /s/ Daniel A. Bergeron
                               -------------------------------------------------
                               Daniel A. Bergeron
                               Vice President and Chief Financial Officer


May 10, 1999                   /s/ George T. Crandall
                               -------------------------------------------------
                               George T. Crandall
                               Vice President and Treasurer