Form 10-Q
period 1999-06-30
TRIDEX CORP
filed 1999-08-16
CIK 47254

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 1999
                                  -------------

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______________________ to: ____________________

Commission file number: 1-5513
                        ======

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

                                 YES |_| NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                             Outstanding August 12, 1999
-----                                             ---------------------------

Common stock, no par value                                  6,368,289

                       TRIDEX CORPORATION AND SUBSIDIARIES

                                      INDEX

Page No.

PART I.        Financial Information:

      Item 1.        Financial Statements (unaudited)

                     Consolidated Condensed Balance Sheets
                     June 30, 1999 and December 31, 1998                       3

                     Consolidated Statements of Income for the Quarters
                     and Six Months Ended June 30, 1999 and June 30, 1998      4

                     Consolidated Statements of Cash Flows for the Six
                     Months Ended June 30, 1999 and June 30, 1998              5

                     Notes to Consolidated Condensed Financial Statements      6

      Item 2.        Management's Discussion and Analysis of the Results of
                     Operations and Financial Condition                        9

PART II.       Other Information:

      Item 4.        Submission of Matters to a Vote of Security Holders      14

      Item 6.        Exhibits and Reports on Form 8-K                         14

Signatures                                                                    15

                                  EXHIBIT INDEX

Exhibit 11           Computation of Per Share Earnings                        16

                       TRIDEX CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                  June 30, 1999    December 31, 1998
                                                                  -------------    -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $  1,146           $     18
   Receivables                                                        10,880              7,806
   Inventories                                                         6,622              7,941
   Deferred tax assets                                                 1,092              1,092
   Other current assets                                                  326                278
                                                                    --------           --------
      Total current assets                                            20,066             17,135
                                                                    --------           --------

   Plant and equipment                                                 4,530              4,251
   Less accumulated depreciation                                      (2,064)            (1,806)
                                                                    --------           --------
                                                                       2,466              2,445
                                                                    --------           --------

   Goodwill and intangible assets, net                                13,236             13,803
   Purchased and internally developed software costs, net             10,979             11,319
   Deferred tax assets                                                 8,000              8,000
   Other assets                                                          264                251
                                                                    --------           --------
                                                                    $ 55,011           $ 52,953
                                                                    ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Bank line of credit                                              $  5,400           $  4,756
   Current portion of long term debt (Note 5)                          2,850              1,650
   Accounts payable                                                    7,085              5,875
   Accrued liabilities                                                 3,434              2,021
   Deferred revenue                                                      640                933
                                                                    --------           --------
      Total current liabilities                                       19,409             15,235
                                                                    --------           --------

Long term debt, less current portion (Note 5)                         17,675             19,341

Shareholders' equity:
   Common stock, no par value                                          1,634              1,634
   Additional paid-in capital                                         33,928             33,328
   Retained deficit                                                  (15,869)           (14,819)
   Receivable from sale of stock                                        (801)              (801)
   Common shares held in treasury, at cost                              (965)              (965)
                                                                    --------           --------
                                                                      17,927             18,377
                                                                    --------           --------
                                                                    $ 55,011           $ 52,953
                                                                    ========           ========

           See notes to consolidated condensed financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                           Quarters Ended              Six Months Ended
                                                      -------------------------   -------------------------
                                                        June 30,      June 30,      June 30,     June 30,
                                                          1999          1998          1999         1998
Net sales                                             $    19,108   $    11,813   $    32,926   $    18,025
                                                      -------------------------   -------------------------

Operating costs and expenses:
   Cost of sales                                           14,083         8,621        24,098        13,367
   Engineering, design and product development costs        1,158         1,300         1,896         1,580
   Selling, administrative and general expenses             2,398         2,262         4,803         3,353
   Depreciation and amortization                            1,073           899         2,154         1,128
   Purchased in-process software technology                              17,600                      17,600
                                                      -------------------------   -------------------------
                                                           18,712        30,682        32,951        37,028
                                                      -------------------------   -------------------------

Operating income (loss)                                       396       (18,869)          (25)      (19,003)

Other charges (credits):
   Interest expense, net                                      850           562         1,565           336
   Other, net                                                 (67)            9           (60)            8
                                                      -------------------------   -------------------------
                                                              783           571         1,505           344
                                                      -------------------------   -------------------------

Loss before income taxes                                     (387)      (19,440)       (1,530)      (19,347)

Benefit for income taxes                                      (63)       (6,610)         (480)       (6,564)
                                                      -------------------------   -------------------------

Net loss                                              $      (324)  $   (12,830)  $    (1,050)  $   (12,783)
                                                      =========================   =========================

Loss per share - basic and diluted:
  Net loss                                            $     (0.05)  $     (2.07)  $     (0.16)  $     (2.22)
                                                      =========================   =========================

Weighted average shares outstanding
  Basic and diluted                                     6,368,000     6,187,000     6,368,000     5,771,000
                                                      =========================   =========================

            See notes to consolidated condensed financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                Six Months Ended
                                                                               -------------------
                                                                               June 30,   June 30,
                                                                                 1999       1998
                                                                               --------   --------
Cash flows from operating activities:
   Net loss                                                                    $ (1,050)  $(12,783)
    Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
        Depreciation                                                                357        253
        Amortization of goodwill and intangible assets                              853        522
        Amortization of purchased and internally developed software costs         1,065        353
        Amortization of debt discount                                               134         17
        Charge for purchased in-process software technology                                 17,600
        Deferred income taxes                                                               (6,414)
        Gain on sale of assets                                                     (180)
        Changes in operating assets and liabilities, net of amounts acquired:
           Receivables                                                           (3,155)    (1,559)
           Inventory                                                                852         93
           Other assets                                                             (61)       (31)
           Accounts payable, accrued liabilities and income taxes payable         2,343      1,930
                                                                               --------   --------
             Net cash provided by (used in) operating activities                  1,158        (19)
                                                                               --------   --------

Cash flows from investing activities:
   Purchases of plant and equipment                                                (244)      (185)
   Capitalized software development costs                                          (725)      (109)
   Net cash paid for acquisition                                                           (44,831)
   Proceeds from sale of assets                                                     295        855
                                                                               --------   --------
             Net cash used in investing activities                                 (674)   (44,270)
                                                                               --------   --------

Cash flows from financing activities:
   Proceeds from issuance of long term debt                                                 23,000
   Net proceeds from line of credit                                                 644      3,450
   Proceeds from issuance of stock                                                           2,000
   Principal payments on long term debt                                                       (300)
   Net decrease in short term investments                                                    4,403
   Proceeds from exercise of stock options and warrants                                         87
                                                                               --------   --------
             Net cash provided by financing activities                              644     32,640
                                                                               --------   --------

Increase (decrease) in cash and cash equivalents                                  1,128    (11,649)
Cash and cash equivalents at beginning of period                                     18     11,839
                                                                               --------   --------
   Cash and cash equivalents at end of period                                  $  1,146   $    190
                                                                               ========   ========

Supplemental disclosures of cash flow information: Cash paid during the year for:
      Interest                                                                 $  1,062   $    236
      Income taxes                                                                   50         99
Supplemental disclosures of non-cash investing and financing activities:
   Stock issued for acquisition                                                           $  4,998

            See notes to consolidated condensed financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    General:

      Tridex Corporation ("Tridex" or the "Company"), through its wholly-owned subsidiaries, Ultimate Technology Corporation ("Ultimate") and Progressive Software, Inc. ("Progressive"), is a leading provider of Point-of-Sale ("POS") and Back Office enterprise resource management software, systems integration and related services to the food service and specialty retail markets.

      In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of June 30, 1999, the results of its operations for the quarters and six months ended June 30, 1999 and June 30, 1998 and changes in its cash flows for the six months ended June 30, 1999 and June 30, 1998. The December 31, 1998 consolidated condensed balance sheet has been derived from the Company's audited financial statements at that date. These interim financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

      Although the Company has experienced significant growth in revenues during the past six months, the Company does not believe such growth is necessarily indicative of future operating results and there can be no assurance that the Company will be profitable on a quarterly or annual basis. In addition, the Company expects increased competition and intends to continue to invest in software development. Future operating results will depend on many factors, including demand for the Company's products, the level of product competition, competitor pricing, the size and timing of significant orders, the ability of the Company to develop, introduce and market new products on a timely basis and changes in levels of operating expenses.

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

      The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The tangible net assets consisted primarily of accounts receivable, inventory, equipment and leasehold improvements, other assets and liabilities. Intangible assets consisted of goodwill, existing technology and core technology being amortized over five to ten years. Based upon a valuation prepared by an independent technology consulting firm, $17,600,000 of the purchase price was allocated to in-process technology that had not reached technological feasibility, had no alternative future use, and for which successful development was uncertain. Accordingly, in the second quarter of 1998 the Company recorded a one-time charge in the amount of $17,600,000.

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

                                                Quarter Ended        Six Months Ended
                                                -------------        ----------------
                                                June 30, 1998         June 30, 1998
                                                -------------         -------------
                                          (Dollars in thousands, except per share amounts)
      Sales                                       $  13,362              $  24,491
      Operating loss                                 (1,417)                (2,684)
      Net loss                                       (1,402)                (2,674)
      Loss per share - basic:                     $   (0.23)             $   (0.42)

3.    Earnings (loss) per common share:

      Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share assumes the exercise of options and warrants and the conversion of dilutive securities, when the result is dilutive.

4.    Inventories:

      Components of inventory are:
                                               June 30, 1999   December 31, 1998
                                               -------------   -----------------
                                                    (Dollars in Thousands)
      Raw materials and component parts           $  2,663         $  3,011
      Work-in-process                                   29               37
      Finished goods                                 3,930            4,893
                                               -------------   -----------------
                                                  $  6,622         $  7,941
                                               =============   =================

5.    Bank credit agreement and long term debt:

      The components of long term debt are:

                                               June 30, 1999   December 31, 1998
                                               -------------   -----------------
                                                    (Dollars in thousands)
          Term loan payable                       $ 11,100         $ 11,100
          Senior subordinated notes, net of
               discount                              9,425            9,891
                                               -------------   -----------------
                                                    20,525           20,991
          Less: current portion                      2,850            1,650
                                               -------------   -----------------
                                                  $ 17,675         $ 19,341
                                               =============   =================

      On April 17, 1998, the Company entered into a Credit Agreement (the "Credit Agreement") with Fleet. The Credit Agreement is secured by a first priority security interest in substantially all of the Company's assets and restricts the amount available for payment of cash dividends and capital stock distributions. The original terms of the Credit Agreement provided for an $8 million working capital facility (the "Working Capital Facility") and a $12 million term loan facility (the "Term Loan"). The Credit Agreement allowed the Company to borrow at interest rates based upon Fleet's prime rate, plus a margin of up to one percentage point, depending upon certain performance criteria. At the Company's option, it could borrow at interest rates based upon LIBOR, plus a margin ranging from 1.25 to 2.75 percentage points, depending upon certain performance criteria. Interest on prime rate-based loans is payable monthly. Interest on LIBOR-based loans is payable at the end of the LIBOR measuring period. At June 30, 1999 the interest rate on outstanding Credit Agreement debt was approximately 8.865%. The Working Capital Facility bears a non-utilization fee on the unused facility ranging from .25% to .625% depending upon certain performance criteria. The Term Loan requires the Company to make quarterly principal payments commencing June 30, 1998 in the amount of $300,000 per quarter during the first year, $450,000 per quarter during the second year and $750,000 per quarter through termination on March 31, 2003. The Credit Agreement, as originally executed, imposed certain financial covenants, including minimum tangible capital base, maximum ratio of senior funded debt to EBITDA, maximum ratio of total consolidated funded debt to EBITDA, minimum interest coverage ratio and minimum fixed charge coverage ratio.

      As of December 31, 1998, the Company was not in compliance with the covenants related to the ratio of senior funded debt to EBITDA, the ratio of total consolidated funded debt to EBITDA, the interest coverage ratio and the fixed charge coverage ratio. On March 30, 1999, Fleet agreed to waive the non-compliance as of December 31, 1998 and to amend the covenants. The amended covenants require the Company to maintain a minimum interest coverage ratio and a minimum net worth. In addition, the amendment imposes a temporary reduction of $2,000,000 in the availability under the Working Capital Facility and increases the interest rate by one percentage point. The amendment allows the Company to defer its March 31, 1999 term loan payment of $300,000 to June 30, 1999. The Company incurred a fee of $50,000 payable to Fleet for this amendment. Fees to amend the Credit Agreement are being amortized over the remaining term of the agreement. As of June 30, 1999, the Company was in compliance with the covenants and expects to be in compliance through the end of the year. On June 30, 1999, the working capital facility with Fleet was extended to September 30, 1999 and the term loan payments scheduled for March 31, 1999 and June 30, 1999 were deferred to September 30, 1999. Fees of up to $80,000 will be paid to Fleet during the term of this amendment. The Company is in discussions with Fleet to continue the facility and with other financial institutions to replace the facility.

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

      As of December 31, 1998, the Company was not in compliance with the covenants related to the fixed charge coverage ratio and the leverage ratio. On March 26, 1999, the MassMutual Investors agreed to waive the non-compliance as of December 31, 1998 and to amend the financial covenants. The amended covenants require the Company to maintain a minimum interest coverage ratio and a minimum net worth. The amendment allows the Company to defer its April 17, 1999 interest payment of $330,000 to July 17, 1999. In consideration for the amendment to the Notes and in exchange for the warrant issued in 1998, on March 29, 1999 the Company issued new stock purchase warrants to the MassMutual Investors to purchase 800,000 shares of common stock at $2.03125 per share. The incremental estimated fair value of the new warrants over the estimated fair value of the old warrants, $600,000, was recorded as additional debt discount and is being amortized to interest expense over the remaining term of the Notes using the interest rate method. On June 30, 1999, the MassMutual Investors agreed to defer the interest payments due on April 17, 1999 and July 17, 1999, each in the amount of $330,000, to October 17, 1999. As of June 30, 1999, the Company was in compliance with the covenants of the Notes and expects to be in compliance through the end of the year.

6.    Commitments and contingencies:

      The Company is involved in an environmental matter and legal proceedings discussed in Note 9 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. During the quarter ended June 30, 1999, the Company increased its accruals for these matters by $130,000.

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

Results of Operations

Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

Consolidated net sales for the quarter ended June 30, 1999 increased $7,295,000 (61.8%) to $19,108,000 from $11,813,000 in the comparable quarter of the prior year. The increase reflects increased sales at Progressive and greater volume of shipments of Ultimate's point-of-sale ("POS") component products, particularly custom manufactured keyboards and pole displays, as well as distributed products. Progressive's sales also included an enterprise license fee of approximately $500,000 to a distributor.

Consolidated gross profit increased $1,833,000 (57.4%) to $5,025,000 from $3,192,000 in the prior year's quarter, as a result of the contribution of Progressive and greater volume of shipments of Ultimate's POS products. Consolidated gross profit margin decreased to 26.3% of sales from 27.0% of sales in the prior year's quarter as a result of the mix of hardware component of Progressive's sales offset in part by a more favorable product mix and lower manufacturing costs from Ultimate.

Consolidated engineering, design and product development costs for the current quarter, at $1,408,000, were at essentially the same level as the prior year's quarter. Net of amounts capitalized, $250,000 during the quarter and $109,000 during the prior year's quarter, such expenses decreased $142,000 to $1,158,000 from $1,300,000 in the prior year's quarter. Product development projects at Ultimate include the recently introduced UltimaTouch 5000 POS workstation.

Consolidated selling, administrative and general expenses increased $136,000 (6.0%) to $2,398,000 from $2,262,000 in the prior year's quarter. The increase in selling expenses reflects the establishment of the indirect channel for Progressive's products as well as increased expenditures in the marketing of POS terminal systems at Ultimate. The increase in administrative and general expenses is primarily the result of increased professional services. General expenses in the prior year's quarter reflect the inclusion of a non-recurring charge of approximately $160,000 associated with the due diligence review for a transaction that was not completed.

Operating expense in the prior year's quarter includes the $17,600,000 write off of in-process software technology acquired with the purchase of Progressive. The valuation of in-process software technology is based on estimates of the after tax net cash flows and gives explicit consideration to the SEC's views on purchased in-process technology as set forth in a September 9, 1998 letter from the SEC to the American Institute of Certified Public Accountants. Specifically, the valuation gives consideration to the following: (I) a fair market value premise was employed; (II) the value of the core technology was explicitly addressed, with a view toward ensuring the relative allocations to core technology and in-process technology were consistent with the relative contributions of each to the final product; and (III) the allocation to in-process technology was based on a calculation that considered only the efforts completed as of the transaction date, and only the cash flow associated with said completed efforts for one generation of the products currently in-process.

The one time charge of $17,600,000 recorded in the second quarter of 1998 was for purchased in-process technology that had not reached technological feasibility, had no alternative future use, and for which successful development was uncertain. The conclusion that the in-process development effort, or any material sub-component, had no alternative future use was reached in consultation with development personnel at Progressive and an independent technology consulting firm, acting on behalf of the Company.

The in-process development related to a project to develop a Windows(R) NT(R) compliant POS software product. The primary tasks under development at the time of acquisition included writing code to work in a Windows environment and completing various POS and back office functions.

Significant assumptions used to determine the value of in-process technology included several factors. Among the factors are, first, a forecast of net cash flows that were expected to result from the development effort. Second, a percentage of completion estimated by considering a number of factors, including the costs invested to date relative to the expected total cost of the development effort and the amount of progress completed as of the transaction date, on a technological basis, relative to the overall technological achievements required to achieve the intended functionality of the eventual product. The technological issues were addressed by engineering representatives from both Progressive and an independent technology consulting firm engaged by the Company. Third, a discount rate of approximately 23%, which represents the Company's risk adjusted weighted average cost of capital, was applied to the cash flows resulting from the revenues expected to be generated from the IRIS project.

Consolidated depreciation and amortization for the quarter was $1,073,000 compared to $899,000 in the prior year's quarter. The increase in amortization is primarily the result of amortizing goodwill, intangibles and existing and core technology acquired with Progressive.

Consolidated operating income for the current quarter was $396,000 compared to a loss of $1,269,000 (exclusive of the write-off of in-development software technology) in the prior year's quarter. The increase in the current period was primarily the result of increased volume at both Ultimate and Progressive. Consolidated operating income as a percentage of sales was 2.1% compared to a loss of 10.7% in the prior year's quarter.

Net interest expense for the quarter was $850,000 compared to $562,000 in the prior year's quarter. The increase in interest expense is primarily the result of increased borrowings under the working capital facility and related banking fees. Interest expense is net of interest income of $26,000 in the current quarter and $80,000 in the prior year's quarter.

Other income of $67,000 reflects a gain of $180,000 on the sale of the assets of the ribbon division offset by provisions for costs associated with the remediation of environmental matters and non-operating properties held for sale.

Benefit for income taxes in the current quarter reflects an estimated effective tax rate for the quarter. The benefit recorded in the prior year's quarter reflects the recognition of deferred taxes of $5,814,000 related to the write-off of in-process software technology.

Net loss for the current quarter was $324,000 (or $0.05 per share), as compared to a net loss of $12,830,000 (or $2.07 per share) in the prior year's quarter. The average number of common shares outstanding increased to 6,368,000 shares from 6,187,000 shares in the prior year's quarter.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Consolidated net sales for the six months ended June 30, 1999 increased $14,901,000 (82.7%) to $32,926,000 from $18,025,000 in the comparable period of the prior year. Prior year's sales include the sales of Progressive only from the date of acquisition, April 17, 1998. The increase in sales reflects record levels of shipments of Ultimate's products. Progressive's sales were 43% greater than the full six-month period of the prior year. Progressive's sales also included an enterprise license fee of approximately $500,000 to a distributor.

Consolidated gross profit increased $4,170,000 (89.5%) to $8,828,000 from $4,658,000 in the prior year's period, primarily as a result of the contribution of Progressive and greater volume of shipments of POS products. Consolidated gross profit margin increased to 26.8% of sales from 25.8% of sales in the prior year's period as a result of the contribution of software sales from Progressive.

Consolidated engineering, design and product development costs increased $932,000 to $2,621,000 from $1,689,000 in the prior year's period. Net of amounts capitalized, $725,000 during the current period and $109,000 during the prior year's period, such expenses increased $316,000 to $1,896,000 from $1,580,000 in the prior year's period. Product development projects at Ultimate include the recently introduced UltimaTouch 5000 POS workstation.

Consolidated selling, administrative and general expenses increased $1,450,000 (43.2%) to $4,803,000 from $3,353,000 in the prior year's period. The increase in selling, administrative and general expenses is primarily the result of the inclusion of such costs for Progressive. General expenses in the prior year's period include a non-recurring charge of approximately $160,000 associated with the due diligence review for a transaction that was not completed. Operating expenses in the prior year include the $17,600,000 write-off of in-process software technology acquired with the purchase of Progressive.

Consolidated depreciation and amortization for the current period was $2,154,000 compared to $1,128,000 in the prior year's period. The increase in amortization is primarily the result of amortizing goodwill, intangibles and existing and core technology acquired with Progressive.

Consolidated operating income (loss) for the current period was a loss of $25,000 compared to a loss of $1,403,000 (exclusive of the write-off of in process software technology) in the prior year's period. The loss in the current period was primarily the result of the increase in selling, administrative and general expenses. Consolidated operating loss as a percentage of sales was nil compared to a 7.8% loss in the prior year's period.

Net interest expense for the current period was $1,565,000 compared to $336,000 in the prior year's period. Interest expense of the period consists of interest on debt incurred to acquire Progressive. The increase in interest expense reflects such debt being outstanding for the entire period and, to a lesser extent, to increased borrowings under the working capital facility and related banking fees. Interest expense is net of interest income of $46,000 in the current period and $307,000 in the prior year's period.

Other income of $60,000 reflects a gain of $180,000 on the sale of the assets of the ribbon division offset by provisions for costs associated with the remediation of environmental matters and non-operating properties held for sale.

Benefit for income taxes in the first six months reflects an estimated effective tax rate for the year of 31.4%. The benefit recorded in the prior year's period reflects the recognition of deferred taxes of approximately $5,814,000 related to the write-off of in-process software technology.

Net loss for the current period was $1,050,000 (or $0.16 per share) as compared to a net loss of $12,783,000 (or $2.22 per share) in the prior year's period. The average number of common shares outstanding increased to 6,368,000 shares from 5,771,000 shares in the prior year's period.

Liquidity and Capital Resources

The Company's working capital at June 30, 1999 was $657,000 compared with $1,900,000 at December 31, 1998. The current ratio was 1.03 : 1.00 at June 30, 1999 and 1.12 : 1.00 at December 31, 1998.

The Company has a credit agreement with Fleet under which Fleet has provided the Company with a $12.0 million term loan facility and an $8.0 million working capital revolving credit facility. As of December 31, 1998, the Company was not in compliance with the covenants related to the ratio of senior funded debt to EBITDA, the ratio of total consolidated funded debt to EBITDA, the interest coverage ratio and the fixed charge coverage ratio. On March 30, 1999, Fleet agreed to waive the non-compliance as of December 31, 1998 and to amend the covenants. The amended covenants require the Company to maintain a minimum interest coverage ratio and a minimum net worth. In addition, the amendment imposes a temporary reduction of $2,000,000 in the availability under the Working Capital Facility and increases the interest rate by one percentage point. The amendment allows the Company to defer its March 31, 1999 term loan payment of $300,000 to June 30, 1999. The Company incurred a fee of $50,000 payable to Fleet for this amendment. Fees to amend the Credit Agreement are being amortized over the remaining term of the agreement. As of June 30, 1999, the Company was in compliance with the covenants and expects to be in compliance through the end of the year. On June 30, 1999, the working capital facility with Fleet was extended to September 30, 1999 and the term loan payments scheduled for March 31, 1999 and June 30, 1999 were deferred to September 30, 1999. The Company is in discussions with Fleet to continue the Working Capital Facility and with other financial institutions to replace the facility. Based on these discussions the Company believes it can renew or obtain similar working capital financing. However, there is no certainty such financing can be obtained, or can be obtained at similar terms or costs. If similar working capital financing is not obtained, it would have a material adverse effect on the Company's financial position and cash flows.

The Notes payable to the MassMutual Investors, as originally issued, imposed certain financial covenants, including minimum consolidated net worth, minimum fixed charge coverage ratio and maximum leverage ratio. As of December 31, 1998, the Company was not in compliance with the covenants related to the fixed charge coverage ratio and the leverage ratio. On March 26, 1999, the MassMutual Investors agreed to waive the non-compliance as of December 31, 1998 and to amend the financial covenants. The amended covenants require the Company to maintain a minimum interest coverage ratio and a minimum net worth. The amendment allows the Company to defer its April 17, 1999 interest payment of $330,000 to July 17, 1999. In consideration for the amendment to the Notes and in exchange for the warrant issued in 1998, on March 29, 1999 the Company issued new stock purchase warrants to the MassMutual Investors to purchase 800,000 shares of common stock at $2.03125 per share. The incremental estimated fair value of the new warrants over the estimated fair value of the old warrants, $600,000, was recorded as additional debt discount and is being amortized to interest expense over the remaining term of the Notes using the interest rate method. On June 30, 1999, the MassMutual Investors agreed to defer the interest payments due on April 17, 1999 and July 17, 1999, each in the amount of $330,000, to October 17, 1999. As of June 30, 1999, the Company was in compliance with the covenants of the Notes and expects to be in compliance through the end of the year.

At June 30, 1999, the Company had availability of $600,000 under the Working Capital Facility and no material commitment for capital expenditures. The Company will continue to invest in software development in the future. The Company believes that funds generated from operations and borrowings under the working capital revolving credit facility of the Credit Agreement, if necessary, will continue to satisfy its working capital needs and allow the Company to meet its obligations but there can be no assurance that the Company will be able to generate sufficient cash from those sources to meet its requirements. In the event that the Company was unable to meet its needs for cash from the sources described above, the Company will need to obtain equity or debt financing or reduce its operating expenses and capital expenditures. There can be no assurance that equity or debt financing would be available to the Company on favorable terms or at all.

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

The Company's internal information systems have been updated with new releases from its vendors to bring these systems into Year 2000 compliance. The Company's other internal systems used in the development of products and services have been tested for Year 2000 compliance and the Company has received compliance certificates from the providers of these systems. The Company will continue to test these systems throughout 1999 and 2000.

The Company has sent questionnaires to all of its current customers asking for verification that their systems are Year 2000 compliant and, if not, to identify those open issues that may have a material adverse effect on the Company. However, there can be no absolute assurance that customers will convert their internal systems in a timely manner to avoid a material adverse effect on the Company. If customers do not resolve their internal Year 2000 process issues, they may postpone buying decisions in the fourth quarter of 1999 and the first quarter of 2000. This could have a material adverse effect on the operations, liquidity, and capital resources of the Company.

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

                           PART II. OTHER INFORMATION

Item 4. Submission of Matter to a Vote of Security Holders

      The Company held its Annual Meeting of Shareholders on May 19, 1999. Matters voted upon at the meeting and the number of votes cast for, against or withheld, are as follows:

      (1) To consider and act upon a proposal to elect the following nominees to be Directors:

            Nominee                   Votes For      Votes Against or Withheld
            -------                   ---------      -------------------------
            Seth M. Lukash            4,864,013                33,174
            Paul J. Dunphy            4,864,005                33,182
            Graham Y. Tanaka          4,864,219                32,968
            Thomas R. Schwarz         4,864,218                32,969
            Dennis J. Lewis           4,864,219                32,968

      (2) To appoint PricewaterhouseCoopers LLP as the Company's independent certified public accountants for the year ended December 31, 1999. Votes cast were: 4,877,024 for, 8,898 against and 11,265 withheld.

Item 6. Exhibits and Reports on Form 8-K

      a.    Exhibits

            Exhibit 11.    Computation of Per Share Earnings

      b.    Reports on Form 8-K

            The Company filed a Current Report on Form 8-K on July 16, 1999 to report that it had amended the Credit Agreement with Fleet and the Securities Purchase Agreements with the MassMutual Investors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TRIDEX CORPORATION
                                      ------------------

                                      (Registrant)


August 12, 1999                       /s/ Seth M. Lukash
                                      ------------------------------------------
                                      Seth M. Lukash
                                      Chairman of the Board, President, Chief
                                      Executive Officer, and Chief Operating
                                      Officer


August 12, 1999                       /s/ Daniel A. Bergeron
                                      ------------------------------------------
                                      Daniel A. Bergeron
                                      Vice President and Chief Financial Officer

August 12, 1999                       /s/ George T. Crandall
                                      ------------------------------------------
                                      George T. Crandall
                                      Vice President and Treasurer