Form 10-Q
period 1999-09-30
TRIDEX CORP
filed 1999-11-15
CIK 47254

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      September 30, 1999
                                     -------------------------------------------

                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ____________________  to: ______________________

Commission file number:                                                   1-5513
                        --------------------------------------------------------

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

                                 YES |X| | NO |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 YES |_| NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                              Outstanding November 12, 1999
---------------------------                        -----------------------------
Common stock, no par value                                  6,368,289

                       TRIDEX CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I. Financial Information:

  Item 1. Financial Statements (unaudited)

          Consolidated Condensed Balance Sheets
          September 30, 1999 and December 31, 1998                             3

          Consolidated Statements of Income for the Quarters and Nine
          Months Ended September 30, 1999 and September 30, 1998               4

          Consolidated  Statements of Cash Flows for the Nine Months Ended
          September 30, 1999 and September 30, 1998                            5

          Notes to Consolidated Condensed Financial Statements                 6

  Item 2. Management's Discussion and Analysis of the Results of
          Operations and Financial Condition                                   9

PART II. Other Information:

  Item 6. Exhibits and Reports on Form 8-K                                    14

Signatures                                                                    15

EXHIBIT INDEX                                                                 16

                       TRIDEX CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)
                                   (Unaudited)

                                                   September 30,   December 31,
                                                        1999          1998
                                                   -------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                          $    426       $     18
   Receivables                                           9,296          7,806
   Inventories                                           7,774          7,941
   Deferred tax assets                                     954          1,092
   Other current assets                                    380            278
                                                      --------       --------
     Total current assets                               18,830         17,135
                                                      --------       --------

   Plant and equipment                                   4,898          4,251
   Less accumulated depreciation                        (2,276)        (1,806)
                                                      --------       --------
                                                         2,622          2,445
                                                      --------       --------

   Goodwill and intangible assets, net                  12,785         13,803
   Purchased and internally developed software
     costs, net                                         10,418         11,319
   Deferred tax assets                                   8,138          8,000
   Other assets                                            259            251
                                                      --------       --------
                                                      $ 53,052       $ 52,953
                                                      ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank line of credit                                $  5,400       $  4,756
   Term loan payable (Note 5)                           11,100          1,650
   Accounts payable                                      6,333          5,875
   Accrued liabilities                                   3,549          2,021
   Deferred revenue                                        583            933
                                                      --------       --------
     Total current liabilities                          26,965         15,235
                                                      --------       --------

Long term debt, less current portion (Note 5)            9,508         19,341

Shareholders' equity:
   Common stock, no par value                            1,634          1,634
   Additional paid-in capital                           33,928         33,328
   Retained deficit                                    (17,268)       (14,819)
   Receivable from sale of stock                          (750)          (801)
   Common shares held in treasury, at cost                (965)          (965)
                                                      --------       --------
                                                        16,579         18,377
                                                      --------       --------
                                                      $ 53,052       $ 52,953
                                                      ========       ========

            See notes to consolidated condensed financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                                  Quarters Ended                   Nine Months Ended
                                                          -----------------------------       -----------------------------
                                                           September         September        September          September
                                                            30, 1999          30, 1998         30, 1999          30, 1998
Net sales                                                 $    15,114       $    12,815       $    48,040       $    30,840
                                                          -----------------------------       -----------------------------

Operating costs and expenses:
   Cost of sales                                               10,814             9,423            34,912            22,790
   Engineering, design and product development costs            1,580               632             3,476             2,212
   Selling, administrative and general expenses                 2,625             2,355             7,428             5,708
   Depreciation and amortization                                1,116             1,047             3,270             2,175
   Purchased in-process software technology                                                                          17,600
                                                          -----------------------------       -----------------------------
                                                               16,135            13,457            49,086            50,485
                                                          -----------------------------       -----------------------------

Operating Loss                                                 (1,021)             (642)           (1,046)          (19,645)

Other charges (credits):
   Interest expense, net                                          889               688             2,454             1,024
   Other, net                                                       9                 7               (51)               15
                                                          -----------------------------       -----------------------------
                                                                  898               695             2,403             1,039
                                                          -----------------------------       -----------------------------

Loss before income taxes                                       (1,919)           (1,337)           (3,449)          (20,684)

Benefit for income taxes                                         (520)             (730)           (1,000)           (7,294)
                                                          -----------------------------       -----------------------------

Net loss                                                  $    (1,399)      $      (607)      $    (2,449)      $   (13,390)
                                                          -----------------------------       -----------------------------

Loss per share - basic and diluted:
  Net loss                                                $     (0.22)      $     (0.10)      $     (0.38)      $     (2.24)
                                                          -----------------------------       -----------------------------

Weighted average shares outstanding
  Basic and diluted                                         6,368,000         6,377,000         6,368,000         5,975,000
                                                          -----------------------------       -----------------------------

            See notes to consolidated condensed financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                 -------------------------
                                                                                 September       September
                                                                                  30, 1999        30, 1998
                                                                                 ---------       ---------
Cash flows from operating activities:
   Net loss                                                                       $ (2,449)      $(13,390)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation                                                                    574            416
       Amortization of goodwill and intangible assets                                1,304            976
       Amortization of purchased and internally developed software costs             1,626            783
       Amortization of debt discount                                                   217             68
       Charge for purchased in-process software technology                                         17,600
       Deferred income taxes                                                                       (6,414)
       Gain on sale of assets                                                         (178)
       Changes in operating assets and liabilities, net of amounts acquired:
         Receivables                                                                (1,571)        (1,998)
         Inventory                                                                    (300)          (171)
         Other assets                                                                 (110)           (23)
         Accounts payable, accrued liabilities and income taxes payable              1,649          1,813
                                                                                  --------       --------
           Net cash provided by (used in) operating activities                         762           (340)
                                                                                  --------       --------

Cash flows from investing activities:
   Purchases of plant and equipment                                                   (619)          (419)
   Capitalized software development costs                                             (725)          (951)
   Net cash paid for acquisition                                                                  (42,570)
   Proceeds from sale of assets                                                        295            855
                                                                                  --------       --------
           Net cash used in investing activities                                    (1,049)       (43,085)
                                                                                  --------       --------

Cash flows from financing activities:
   Proceeds from issuance of long term debt                                                        23,000
   Net proceeds from line of credit                                                    644          3,200
   Proceeds from issuance of stock                                                                  2,000
   Principal payments on long term debt                                                              (600)
   Net decrease in short term investments                                                           4,403
   Proceeds from exercise of stock options and warrants                                 51             87
                                                                                  --------       --------
           Net cash provided by financing activities                                   695         32,090
                                                                                  --------       --------

Increase (decrease) in cash and cash equivalents                                       408        (11,335)
Cash and cash equivalents at beginning of period                                        18         11,839
                                                                                  --------       --------
   Cash and cash equivalents at end of period                                     $    426       $    504
                                                                                  ========       ========

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                                     $  1,577       $    718
     Income taxes                                                                      125            116
Supplemental disclosures of non-cash investing and financing activities:
   Stock issued for acquisition                                                                  $  4,998

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

      In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of September 30, 1999, the results of its operations for the quarters and nine months ended September 30, 1999 and September 30, 1998 and changes in its cash flows for the nine months ended September 30, 1999 and September 30, 1998. The December 31, 1998 consolidated condensed balance sheet has been derived from the Company's audited financial statements at that date. These interim financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

      Although the Company has experienced significant growth in revenues during the past nine months, the Company does not believe such growth is necessarily indicative of future operating results and there can be no assurance that the Company will be profitable on a quarterly or annual basis. In addition, the Company expects increased competition and intends to continue to invest in software development. Future operating results will depend on many factors, including demand for the Company's products, the level of product competition, competitor pricing, the size and timing of significant orders, the ability of the Company to develop, introduce and market new products on a timely basis and changes in levels of operating expenses.

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

                                                              Nine Months Ended
                                                             ------------------
                                                             September 30, 1998
                                                             ------------------
                                (Dollars in thousands, except per share amounts)
      Sales                                                      $ 37,306
      Operating loss                                               (3,326)
      Net loss                                                     (3,557)
      Loss per share - basic:                                    $  (0.56)

3.    Earnings (loss) per common share:

      Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share assumes the exercise of options and warrants and the conversion of dilutive securities, when the result is dilutive.

4.    Inventories:

      Components of inventory are:
                                           September 30, 1999  December 31, 1998
                                           ------------------  -----------------
                                                 (Dollars in Thousands)

      Raw materials and component parts           $2,603              $3,011
      Work-in-process                                 29                  37
      Finished goods                               5,142               4,893
                                                  ------              ------
                                                  $7,774              $7,941
                                                  ======              ======


5.    Bank credit agreement and long term debt:
      The components of long term debt are:

                                           September 30, 1999  December 31, 1998
                                           ------------------  -----------------
                                                 (Dollars in Thousands)
      Term loan payable                          $11,100             $11,100

      Senior subordinated notes, net of
           discount                                9,508               9,891
                                                 -------             -------
                                                  20,608              20,991
      Less:  current portion                      11,100               1,650
                                                 -------             -------
                                                 $ 9,508             $19,341
                                                 =======             =======

      On April 17, 1998, the Company entered into a Credit Agreement (the "Credit Agreement") with Fleet. The Credit Agreement is secured by a first priority security interest in substantially all of the Company's assets and restricts the amount available for payment of cash dividends and capital stock distributions. The original terms of the Credit Agreement provided for an $8 million working capital facility (the "Working Capital Facility") and a $12 million term loan facility (the "Term Loan"). The Credit Agreement allowed the Company to borrow at interest rates based upon Fleet's prime rate, plus a margin of up to one percentage point, depending upon certain performance criteria. At the Company's option, it could borrow at interest rates based upon LIBOR, plus a margin ranging from 1.25 to 2.75 percentage points, depending upon certain performance criteria. Interest on prime rate-based loans is payable monthly. Interest on LIBOR-based loans is payable at the end of the LIBOR measuring period. At September 30, 1999 the interest rate on outstanding Credit Agreement debt was approximately 9.14%. The Working Capital Facility bears a non-utilization fee on the unused facility ranging from .25% to .625% depending upon certain performance criteria. The Term Loan requires the Company to make quarterly principal payments commencing June 30, 1998 in the amount of $300,000 per quarter during the first year, $450,000 per quarter during the second year and $750,000 per quarter through termination on March 31, 2003. The Credit Agreement, as originally executed, imposed certain financial covenants, including minimum tangible capital base, maximum ratio of senior funded debt to EBITDA, maximum ratio of total consolidated funded debt to EBITDA, minimum interest coverage ratio and minimum fixed charge coverage ratio.

      As of December 31, 1998, the Company was not in compliance with the covenants related to the ratio of senior funded debt to EBITDA, the ratio of total consolidated funded debt to EBITDA, the interest coverage ratio and the fixed charge coverage ratio. On March 30, 1999, Fleet agreed to waive the non-compliance as of December 31, 1998 and to amend the covenants. The amended covenants require the Company to maintain a minimum interest coverage ratio and a minimum net worth. In addition, the amendment imposed a temporary reduction of $2,000,000 in the availability under the Working Capital Facility and increased the interest rate by one percentage point. The amendment allowed the Company to defer its March 31, 1999 term loan payment of $300,000 to June 30, 1999. The Company incurred a fee of $50,000 payable to Fleet for this amendment. Fees to amend the Credit Agreement are being amortized over the remaining term of the agreement. On June 30, 1999, the Working Capital Facility was extended to September 30, 1999 and the term loan payments scheduled for March 31, 1999 and June 30, 1999 were deferred to September 30, 1999. Fees of $80,000 related to this amendment were amortized during the third quarter. As of September 30, 1999, the Company was in compliance with the covenants and expects to be in compliance through the end of the year. As of September 30, 1999, the Working Capital Facility with Fleet was extended to March 31, 2000 and the interest rate was increased by one percentage point (beginning September 30, borrowings are at the bank's prime rate plus a margin of 2.5% or at the Company's option LIBOR plus 4.75%). In addition the term loan was modified. The term loan payments scheduled for March 31, 1999, June 30, 1999 and September 30, 1999 were deferred to December 31, 1999, and the outstanding principal balance of the term note is due and payable on December 31, 1999. Accordingly, the debt related to the Term Loan has been classified as current in the balance sheet as of September 30, 1999. The Company incurred a fee of $30,000 for this amendment. Fees to amend the Credit Agreement are being amortized over the remaining term of the agreement. The Company is in discussions with Fleet to continue the Working Capital Facility and with other financial institutions to replace the credit facility.

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

      As of December 31, 1998, the Company was not in compliance with the covenants related to the fixed charge coverage ratio and the leverage ratio. On March 26, 1999, the MassMutual Investors agreed to waive the non-compliance as of December 31, 1998 and to amend the financial covenants. The amended covenants require the Company to maintain a minimum interest coverage ratio and a minimum net worth. The amendment allowed the Company to defer its April 17, 1999 interest payment of $330,000 to July 17, 1999. In consideration for the amendment to the Notes and in exchange for the warrant issued in 1998, on March 29, 1999 the Company issued new stock purchase warrants to the MassMutual Investors to purchase 800,000 shares of common stock at $2.03125 per share. The incremental estimated fair value of the new warrants over the estimated fair value of the old warrants, $600,000, was recorded as additional debt discount and is being amortized to interest expense over the remaining term of the Notes using the interest rate method. On June 30, 1999, the MassMutual Investors agreed to defer the interest payments due on April 17, 1999, and July 17, 1999 to October 17, 1999. As of September 30, 1999, the MassMutual Investors agreed to defer the interest payments due on April 17, 1999, July 17, 1999, October 17, 1999, and January 17, 2000, each in the amount of $330,000, to April 15, 2000. As of September 30, 1999, the Company was in compliance with the covenants of the Notes and expects to be in compliance through the end of the year.

6.    Commitments and contingencies:

      The Company is involved in an environmental matter and legal proceedings discussed in Note 9 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. During the quarter ended June 30, 1999, the Company increased its accruals for these matters by $130,000. As of September 30, 1999 and to the date of this report, there has been no material development in the resolution of this matter.

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

Results of Operations

Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

Consolidated net sales for the quarter ended September 30, 1999 increased $2,299,000 (17.9%) to $15,114,000 from $12,815,000 in the comparable quarter of the prior year. The increase reflects increased sales at Progressive and greater volume of shipments of Ultimate's point-of-sale ("POS") component products, particularly custom manufactured keyboards and pole displays, as well as distributed products.

Consolidated gross profit (exclusive of depreciation and amortization) increased $908,000 (26.8%) to $4,300,000 from $3,392,000 in the prior year's quarter, as a result of the contribution of Progressive and greater volume of shipments of Ultimate's POS products. Consolidated gross profit margin increased to 28.5% of sales from 26.5% of sales in the prior year's quarter as a result of the mix of the hardware component of Progressive's sales and a more favorable product mix and lower manufacturing costs from Ultimate.

Consolidated engineering, design and product development costs, on a gross basis, increased $106,000 (7.2%) to $1,580,000 from $1,474,000 in the prior year's quarter. No product development costs were capitalized during the current quarter. In the prior year's quarter, product development costs of $842,000 were capitalized.

Consolidated selling, administrative and general expenses increased $270,000 (11.5%) to $2,625,000 from $2,355,000 in the prior year's quarter. The increase in selling, administrative and general expenses reflects increased expenditures for marketing of both POS terminal systems and software, professional services and provision for uncollectable accounts, offset in part by the 1999 reversal of $500,000 in excess pension accruals.

Consolidated depreciation and amortization for the quarter was $1,116,000 compared to $1,047,000 in the prior year's quarter. Depreciation increased $51,000. Amortization expense consists primarily of the amortization of goodwill, intangibles and existing and core technology acquired with Progressive.

Consolidated operating income (loss) for the current quarter was a loss of $1,021,000 compared to a loss of $642,000 in the prior year's quarter. The increased operating loss was primarily the result of the increase in expensed versus capitalized product development costs at Progressive and the increase in selling and administrative expenses. Consolidated operating loss as a percentage of sales was 6.8% compared to 5.0% in the prior year's quarter.

Net interest expense for the quarter was $889,000 compared to $688,000 in the prior year's quarter. The increase in interest expense is primarily the result of increased borrowings under the working capital facility and related banking fees. Interest expense is net of interest income of $35,000 in the current quarter and $23,000 in the prior year's quarter.

Other charges of $9,000 in the current quarter and $7,000 in the prior year's quarter are the carrying costs of non-operating properties held for sale.

Benefit for income taxes in the current quarter reflects an estimated effective tax rate of approximately 27.1% for the quarter and approximately 54.6% in the prior year's quarter. The Company has not provided a full valuation allowance for the amount of the net deferred tax assets, as management believes realization of these future benefits are more likely than not. The Company will continue to periodically evaluate the need for additional valuation allowances.

Net loss for the current quarter was $1,399,000 (or $0.22 per share), as compared to a net loss of $607,000 (or $0.10 per share) in the prior year's quarter. The average number of common shares outstanding decreased to 6,368,000 shares from 6,377,000 shares in the prior year's quarter.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Consolidated net sales for the nine months ended September 30, 1999 increased $17,200,000 (55.8%) to $48,040,000 from $30,840,000 in the comparable period of the prior year. Prior year's sales include the sales of Progressive only from the date of acquisition, April 17, 1998. The increase in sales reflects record levels of shipments of Ultimate's products. Progressive's sales were 34% greater than the full nine-month period of the prior year. Progressive's sales also included an enterprise license fee of approximately $500,000 charged to a distributor.

Consolidated gross profit (exclusive of depreciation and amortization) increased $5,078,000 (63.1%) to $13,128,000 from $8,050,000 in the prior year's period, primarily as a result of the contribution of Progressive and greater volume of shipments of POS products. Consolidated gross profit margin increased to 27.3% of sales from 26.1% of sales in the prior year's period as a result of the contribution of software sales from Progressive.

Consolidated engineering, design and product development costs, on a gross basis, increased $1,038,000 (32.8%) to $4,201,000 from $3,163,000 in the prior year's period. Net of amounts capitalized, $725,000 during the current period and $951,000 during the prior year's period, such expenses increased $1,264,000 (57.1%) to $3,476,000 from $2,212,000 in the prior year's period. Product development projects at Ultimate include the recently introduced UltimaTouch 5000 POS workstation.

Consolidated selling, administrative and general expenses increased $1,720,000 (30.1%) to $7,428,000 from $5,708,000 in the prior year's period. The increase in selling, administrative and general expenses is primarily the result of the inclusion of such costs for Progressive. General expenses in the prior year's period include a non-recurring charge of approximately $160,000 associated with the due diligence review for a transaction that was not completed. Operating expenses in the prior year include the $17,600,000 write-off of in-process software technology acquired with the purchase of Progressive.

Consolidated depreciation and amortization for the current period was $3,270,000 compared to $2,175,000 in the prior year's period. Depreciation increased $155,000. Amortization expense is primarily the amortization of goodwill, intangibles and existing and core technology acquired with Progressive.

Consolidated operating loss for the current period was $1,046,000 compared to a loss of $2,045,000 (exclusive of the write-off of in process software technology) in the prior year's period. The loss in the current period was primarily the result of the increase in selling, administrative and general expenses. Consolidated operating loss as a percentage of sales was 2.2% compared to 6.6% in the prior year's period.

Net interest expense for the current period was $2,454,000 compared to $1,024,000 in the prior year's period. Interest expense of the period consists of interest on debt incurred to acquire Progressive. The increase in interest expense reflects such debt being outstanding for the entire period and, to a lesser extent, to increased borrowings under the working capital facility and related banking fees. Interest expense is net of interest income of $81,000 in the current period and $330,000 in the prior year's period.

Other income of $51,000 reflects a gain of $180,000 on the sale of the assets of the ribbon division offset by provisions for costs associated with the remediation of environmental matters and non-operating properties held for sale.

Benefit for income taxes in the first nine months reflects an estimated effective tax rate for the year of 29.0%. The benefit recorded in the prior year's period reflects the recognition of deferred taxes of approximately $5,814,000 related to the write-off of in-process software technology. The Company has not provided a full valuation allowance for the amount of the net deferred tax assets, as management believes realization of these future benefits are more likely than not. The Company will continue to periodically evaluate the need for additional valuation allowances.

Net loss for the current period was $2,499,000 (or $0.38 per share) as compared to a net loss of $13,390,000 (or $2.24 per share) in the prior year's period. The average number of common shares outstanding increased to 6,368,000 shares from 5,975,000 shares in the prior year's period.

Liquidity and Capital Resources

The Company's working capital deficiency at September 30, 1999 was $8,135,000 compared with working capital of $1,900,000 at December 31, 1998. The current ratio was 1.12 : 1.00 at December 31, 1998.

The Company has a credit agreement with Fleet under which Fleet has provided the Company with a $12.0 million term loan facility (the "Term Loan") and an $8.0 million working capital revolving credit facility (the "Working Capital Facility"). As of December 31, 1998, the Company was not in compliance with the covenants related to the ratio of senior funded debt to EBITDA, the ratio of total consolidated funded debt to EBITDA, the interest coverage ratio and the fixed charge coverage ratio. On March 30, 1999, Fleet agreed to waive the non-compliance as of December 31, 1998 and to amend the covenants. The amended covenants require the Company to maintain a minimum interest coverage ratio and a minimum net worth. In addition, the amendment imposed a temporary reduction of $2,000,000 in the availability under the Working Capital Facility and increases the interest rate by one percentage point. The amendment allowed the Company to defer its March 31, 1999 term loan payment of $300,000 to June 30, 1999. The Company incurred a fee of $50,000 payable to Fleet for this amendment. Fees to amend the Credit Agreement are being amortized over the remaining term of the agreement. On June 30, 1999, the Working Capital Facility was extended to September 30, 1999 and the Term Loan payments scheduled for March 31, 1999 and June 30, 1999 were deferred to September 30, 1999. Fees of $80,000 related to this amendment were amortizing during the third quarter. As of September 30, 1999, the Company was in compliance with the covenants and expects to be in compliance through the end of the year. As of September 30, 1999, the Working Capital Facility with Fleet was extended to March 31, 2000 and the interest rate was increased by one percentage point (beginning September 30, borrowings are at the bank's prime rate plus a margin of 2.5% or at the Company's option LIBOR plus 4.75%). In addition the term loan payments was modified. The term loan payments scheduled for March 31, 1999, June 30, 1999 and September 30, 1999 were deferred to December 31, 1999 and the outstanding principal balance of the Term Loan is due and payable on December 31,1999. Accordingly, the debt related to the Term Loan has been classified as current in the balance sheet as of September 30, 1999. The Company incurred a fee of $30,000 for this amendment. Fees to amend the Credit Agreement are being amortized over the remaining term of the agreement. The Company is in discussions with Fleet to continue the Working Capital Facility and with other financial institutions to replace the facility. Based on these discussions the Company believes it can renew or obtain similar working capital financing. However, there is no certainty such financing can be obtained, or can be obtained at similar terms or costs. If similar working capital financing is not obtained, it would have a material adverse effect on the Company's financial position and cash flows.

The Notes payable to the MassMutual Investors, as originally issued, imposed certain financial covenants, including minimum consolidated net worth, minimum fixed charge coverage ratio and maximum leverage ratio. As of December 31, 1998, the Company was not in compliance with the covenants related to the fixed charge coverage ratio and the leverage ratio. On March 26, 1999, the MassMutual Investors agreed to waive the non-compliance as of December 31, 1998 and to amend the financial covenants. The amended covenants require the Company to maintain a minimum interest coverage ratio and a minimum net worth. The amendment allowed the Company to defer its April 17, 1999 interest payment of $330,000 to July 17, 1999. In consideration for the amendment to the Notes and in exchange for the warrant issued in 1998, on March 29, 1999 the Company issued new stock purchase warrants to the MassMutual Investors to purchase 800,000 shares of common stock at $2.03125 per share. The incremental estimated fair value of the new warrants over the estimated fair value of the old warrants, $600,000, was recorded as additional debt discount and is being amortized to interest expense over the remaining term of the Notes using the interest rate method. On June 30, 1999, the MassMutual Investors agreed to defer the interest payments due on April 17, 1999, and July 17, 1999 to October 17, 1999. As of September 30, 1999, the MassMutual Investors again agreed to defer the interest payments due on April 17, 1999, July 17, 1999, October 17, 1999, and January 17, 2000 each in the amount of $330,000, to April 15, 2000. As of September 30, 1999, the Company was in compliance with the covenants of the Notes and expects to be in compliance through the end of the year.

At September 30, 1999, the Company had availability of $600,000 under the Working Capital Facility and no material commitment for capital expenditures. The Company believes that cash flow from operations and the Working Capital Facility will be sufficient to satisfy its working capital needs through the end of its fiscal year ending December 31, 1999 but there can be no assurance that the Company will be able to generate sufficient cash from those sources to meet its operating requirements. In the event that the Company was unable to meet its needs for cash from the sources described above, the Company will need to obtain equity or debt financing or reduce its operating expenses and capital expenditures. Furthermore, the Company must either negotiate an extension of the maturity date of its Term Loan or repay the Term Loan on or before December 31, 1999. The Company is in the process of negotiating the sale of its Ultimate subsidiary and believes that the proceeds of such sale will be sufficient to repay the Term Loan in full. There can be no assurance that the sale will be consummated by December 31, 1999 or that, in the absence of such sale the Company will be able to negotiate a further extension of the maturity date of the Term Loan. If the Company is unable to repay the Term Loan by December 31, 1999 or obtain an extension of the maturity date, Fleet would be entitled to accelerate the maturity of the Working Capital Facility and foreclose on its security for the credit facilities which would have a material adverse effect on the Company's liquidity, capital resources and cash flows.

The Year 2000

Commencing in late 1998, the Company undertook a review and assessment of those areas within its business and operations that could be adversely affected by the failure of the products or computer systems of the Company (or its customers, vendors or suppliers) to recognize and perform properly date-sensitive functions involving or in connection with the Year 2000. The Company identified four areas of its operations which could be impacted by the Year 2000 issue: products; internal systems and software; vendor and supplier products and systems; and customers' internal systems. The Company effected a survey during the first six months of 1999 of its products, information systems, suppliers, customers and other third parties with significant relationships with the Company to identify risks related to the Year 2000 issue and address its potential impact on the Company.

Products

The Company's survey of its products for Year 2000 compliance involved performing extensive testing of all date-sensitive functions on software products and third-party components used in products sold by the Company or licensed by the Company to third parties. No significant non-compliance issues have been identified through such testing. The Company will continue to perform significant testing of its products throughout 1999 and 2000. The Company has determined to make available members of its technical support staff to assist customers of the Company's products and services if any Year 2000 issues arise.

Internal Systems

The Company's internal information systems have been updated with Year 2000 compliant releases from the system providers. Systems used internally by the Company in the development of products and services have been tested for Year 2000 compliance, and the Company has received compliance certificates from the providers of such systems. The Company will continue to test and monitor its internal systems throughout 1999 and 2000.

Vendors and Suppliers

Management identified key vendors and suppliers of materials to the Company. The Company sent questionnaires to all such key vendors and suppliers regarding their Year 2000 compliance status, and to identify those open issues that could have a material adverse effect on the Company's business and operations. Through vendor and supplier responses to the questionnaire, the Company received assurances that Year 2000 compliance problems encountered by such vendors and suppliers, if any, will not have a material adverse effect on the Company. The Company continues to monitor the compliance status of each key vendor and supplier in order to minimize any risk associated with the failure of such parties' systems and products to be Year 2000 compliant. Furthermore, the Company utilizes multiple vendors and suppliers of all critical materials to further reduce its risks associated with the Year 2000 issue.

Customers

The Company has distributed questionnaires to all of its current customers requesting those customers to verify that their systems are Year 2000 compliant, and to notify the Company of any unresolved non-compliance matters that may have a material adverse effect on the Company. The majority of the customers contacted by the Company have responded that their systems are Year 2000 compliant. The

Company continues to seek assurances regarding compliance from those customers who have not responded. There can be no absolute assurance that customers will bring their internal systems into compliance in a timely fashion to avoid a material adverse effect on the Company. If customers do not resolve their internal systems' Year 2000 compliance issues, their purchasing of Company products and services could be negatively impacted in the fourth quarter of 1999 and the first quarter of 2000, which could have a material adverse effect on the operations, liquidity and capital resources of the Company.

Based upon its survey and the advice of technical consultants, the Company believes that the Year 2000 issue will not have a material impact on its products and that the cost of addressing the Year 2000 issue is not likely to have a material impact on the Company's operations or financial condition. The Company will continue to review the Year 2000 issue for potential impact on its products, operations and financial condition. The Company has designated a Year 2000 task team which, commencing January 1, 2000, will be dedicated exclusively to addressing any Year 2000-related issues that arise.

The Company has expensed costs as incurred related to the Year 2000 analysis and remediation process. All costs to finish the Year 2000 effort will be expensed as incurred and are not expected to have a material adverse effect on the Company. The Company believes that its efforts have identified and corrected the crucial Year 2000 compliance issues and that its Year 2000 compliance remediation process is complete, although the Company will continue to test compliance through the remainder of 1999 and into 2000. If the Company, its larger customers, its key vendors and significant suppliers encounter unanticipated Year 2000 issues which they are unable to resolve in a timely manner, the operations, liquidity, and capital resources of the Company could be materially and adversely affected.

Nasdaq Listing

As of September 30, 1999, the Company's net tangible assets were $3,794,000. Accordingly, as of such date the Company did not meet the Nasdaq National Market listing requirement of maintaining $4,000,000 of net tangible assets. There can be no assurance that the Company's common stock will continue to be listed on the Nasdaq National Market. If the Company's common stock were delisted from the Nasdaq system, current information regarding bid and asked prices for the common stock would become less readily available to brokers, dealers and/or their customers. As a result of reduced availability of current information, it is likely that there would be a reduction in the liquidity of the market for the common stock which, in turn, could result in decreased demand for the common stock, a decrease in the stock price and an increase in the spread between the bid and asked prices for the common stock.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

            a.    Exhibits

                  Exhibit 4.1 Fourth Amendment to Securities Purchase Agreements dated September 30, 1999 by and among Massachusetts Mutual Life Insurance Company and certain of its affiliates and Tridex Corporation.

                  Exhibit 10.1 Amendment No. 4 to Credit Agreement dated as of September 30, 1999, to Credit Agreement dated as of April 17, 1998, by and between Fleet National Bank, Tridex Corporation, Progressive Software, Inc. and Ultimate Technology Corporation.

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

                                  TRIDEX CORPORATION

                                  (Registrant)


November 12, 1999                 /s/Seth M. Lukash
                                  ----------------------------------------------
                                  Seth M. Lukash
                                  Chairman of the Board, President, Chief
                                  Executive Officer, and Chief Operating Officer


November 12, 1999                 /s/Daniel A. Bergeron
                                  ----------------------------------------------
                                  Daniel A. Bergeron
                                  Vice President and Chief Financial Officer


November 12, 1999                 /s/George T. Crandall
                                  ----------------------------------------------
                                  George T. Crandall
                                  Vice President and Treasurer

                                  EXHIBIT INDEX

Exhibit 4.1 Fourth Amendment to Securities Purchase Agreements dated September 30, 1999 by and among Massachusetts Mutual Life Insurance Company and certain of its affiliates and Tridex
               Corporation.                                                   17

Exhibit 10.1   Amendment No. 4 to Credit agreement dated as of September
               30, 1999, to Credit Agreement dated as of April 17, 1998, by and between Fleet National Bank, Tridex Corporation,
               Progressive Software, Inc. and Ultimate Technology
               Corporation.                                                   22

Exhibit 11     Computation of Per Share Earnings                              29

Exhibit 27     Financial Data Schedule