Form 10-K405
period 1999-12-31
TRIDEX CORP
filed 2000-04-17
CIK 47254

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: DECEMBER 31, 1999 or

(_)  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from          to          .
                                                         --------    ---------

                                   ----------
                         Commission File Number: 1-5513
                                   ----------

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
       Registrant's telephone number, including area code: (203) 226-1144

          Securities registered pursuant to Section 12 (b) of the Act:

    Title of each class               Name of each exchange on which registered
-------------------------------       -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. [X]

As of March 10, 2000 the aggregate market value of the registrant's issued and outstanding voting stock held by non-affiliates of the registrant was $13,390,000.

As of March 10, 2000 the registrant had outstanding 6,368,289 shares of common stock, without par value.

                        Exhibit Index appears on page 35

PART I

ITEM 1.    BUSINESS

GENERAL

Tridex Corporation ("Tridex" or the "Company"), through its wholly-owned operating subsidiary Progressive Software, Inc. ("Progressive") is a leading designer, developer and marketer of high quality, specialized point-of-sale ("POS"), back-office and enterprise technology for the food service and specialty retail industry. See Note 3 to the Company's 1999 Consolidated Financial Statements for a discussion of discontinued operations. All dollar amounts within this report, unless otherwise indicated, exclude results of discontinued operations.

(a)    GENERAL DEVELOPMENT OF BUSINESS SINCE DECEMBER 31, 1998

       On April 17, 1998, the Company acquired all of the outstanding common stock of Progressive from Paul J. Smith for a total purchase price of $47,594,000 consisting of 714,000 shares of Tridex common stock, valued at $4,998,000, and the balance in cash. Subsequent to the acquisition, Tridex filed a complaint against Paul Smith based on additional information learned about Progressive seeking a reduction of the purchase price paid by Tridex. On January 5, 1999, Mr. Smith filed a complaint seeking damages of up to $5.0 million for Tridex's failure to register the 714,000 shares of common stock received by Mr. Smith as part of the purchase price for Progressive. Mr. Smith's claims, and counterclaims brought by Tridex, are currently being litigated. Tridex has also initiated arbitration proceedings against Mr. Smith. See "Item 3--Legal Proceedings".

       On May 28, 1999, Tridex sold its Tridex Ribbons division (the "Ribbons Division") to Magnetec Corporation, a wholly-owned subsidiary of TransAct Technologies, Inc. for a cash purchase price of $295,000. The Ribbons Division, located in Wallingford, Connecticut, assembles specialty ribbon cartridges for dot matrix printers manufactured by Magnetec. The Ribbons Division employed three people at the time of sale, and recorded sales of approximately $264,000 for the five months ended May 28, 1999.

       Through the acquisition of Progressive, the Company had anticipated synergies between Progressive and the Company's Ultimate Technology Corporation ("Ultimate") subsidiary, a leading developer, manufacturer and marketer of hardware systems and components for the retail POS industry, that would enable the Company to provide customers with customized total (hardware and software) solutions. Those synergies never materialized. In the absence of such synergies, and in view of the Company's substantial debt burden, the Company determined that it would be difficult to adequately support the cost of fully developing and sustaining both software and hardware operations. Management determined that the Company could most effectively serve its customers and increase revenue growth by concentrating on the software segment of the POS business represented by Progressive. Accordingly, on February 18, 2000, Tridex sold all of the issued and outstanding common stock of Ultimate to UTC Holding Company, Inc., an affiliate of Capital Formation Group II, L.P., a private investment partnership, for a purchase price of approximately $13.0 million in cash, excluding transaction costs. Tridex used the proceeds from the sale primarily to pay down debt, and intends to devote its resources to development of the Company's business of providing total software solutions to its targeted specialty, retail and restaurant markets.

(b)    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       The Company manages its operating subsidiary Progressive as a separate reportable business segment. Progressive is primarily focused on providing software solutions to the food service and specialty retail sectors of the market. Ultimate, which was until February 18, 2000 treated by the Company as a second reportable business segment, primarily focuses on providing hardware solutions to the retail sector of the market. As Ultimate is considered a significant segment of the Company, its disposition was accounted for as a discontinued operation.

(c)    NARRATIVE DESCRIPTION OF BUSINESS

       (i)    PRINCIPAL PRODUCTS AND SERVICES

              Progressive offers high quality POS, back office, and enterprise technology solutions for the restaurant industry: IRIS Quick Serve and IRIS Full Serve, both Windows(R) NT(R)-based applications, IRIS Connect, and SMART 2, a DOS-based application on a Windows(R) NT(R) platform.

              Progressive's integrated restaurant information system, IRIS, is a 32-bit Microsoft Windows(R) NT(R)-based system for quick service and table service operators that combines advanced front of the house POS capabilities and powerful Back Office resource planning services to manage every aspect of store operations. This includes an intuitive touchscreen POS for order entry, drive-thru and kitchen display management, cost and general accounting, time and attendance, purchasing and inventory control, and demand forecasting. IRIS Connect is a centralized management system designed to provide consolidated information on an enterprise-wide basis.

              IRIS Quick Serve, currently installed in the United States, Japan, Taiwan and the United Kingdom, is year 2000 and Euro compliant and Unicode-enabled. Building on its legacy DOS product, Progressive also offers SMART 2 for customers who want to continue to use Progressive's legacy DOS systems on a Windows(R) NT(R) platform. SMART 2 employs object oriented component technology and helps manage the transition from legacy DOS systems to current technology. Progressive currently has more than 10,000 installations of its legacy DOS and Windows(R) NT(R) solutions in North America, Asia and Europe.

              Progressive sells its software systems through direct and indirect sales forces and, when requested by customers, provides hardware and system integration services in connection with software sales. In addition, Progressive also offers help desk support, on-site technical and consulting support, and project management services.

              Ultimate, which was an operating subsidiary of Tridex throughout fiscal year 1999, designs, manufactures and sells customer displays, keyboards and terminal devices for POS applications. Its products, based on "Open Systems" design, are used in Twinax, Unix/Aix and PC-based POS applications. Ultimate recently commenced marketing of its fully integrated Model 40 POS system, which combines a monitor, receipt printer, cash drawer and a hardware platform that can be selected by the customer. Platform options include PC, net PC, thin client, ASCII terminal and TWINAX. Ultimate's other terminal products are the Model 1, 2/2B and 3. Ultimate also offers the Series 500, an advanced POS keyboard for use with PC or ASCII terminals. Ultimate's terminals and other peripheral products are sold to system integrators, original equipment manufacturers and directly to end users by a direct sales force along with selected strategic relationships with distributors, dealers and VARS.

        (ii)  SOURCES AND AVAILABILITY OF LABOR AND RAW MATERIALS

              As of December 31, 1999, Progressive employed 16 programmers on its full-time roster. The ready availability of computer programmers is crucial to Progressive's continued growth and product development. To date, Progressive has not experienced any shortage of qualified programmers. There can be no assurance, however, that such shortage will not occur in the future.

       (iii)  INTELLECTUAL PROPERTY

              Progressive owns proprietary rights in two principal software programs it developed, and has common law rights in related trade and service marks. It also has a pending trademark application relating to one of its proprietary programs. The Company regards its software designs and code incorporated into its products as proprietary and protects them with a combination of copyright, trademark and trade secret laws and employee and third party nondisclosure agreements. It may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or otherwise obtain and use, to the Company's detriment, information that the Company regards as proprietary. Moreover, the laws of some foreign countries do not afford the same protection to the Company's proprietary rights as do United States laws. There can be no assurance that legal protections relied upon by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop products that are substantially equivalent or technologically superior to the Company's.

       (iv)   SEASONALITY AND PRACTICES RELATING TO WORKING CAPITAL ITEMS

              Sales of the Company's products are not subject to material seasonal variations. The Company has not historically been required to maintain significant inventories of raw materials or finished goods in order to fill customer orders.

       (v)    CERTAIN CUSTOMERS

              The Company has certain customers, the loss of which, if not replaced by sales to other customers, could have an adverse effect on the Company. In the year ended December 31, 1999, Starbucks Coffee Company, Steak `n Shake, Inc., and Prandium, Inc. accounted for approximately 35%, 13% and 13%, respectively, of the Company's net sales. As customers complete the installation of new POS software systems, sales to these customers decline, so that the identity of Progressive's largest customers changes in the ordinary course of business. There can be no assurance that Progressive will not experience a loss of a customer which, in any given year or sequential years, accounted for a significant portion of Progressive's net sales, or that such loss will not have an adverse effect on the Company.

       (vi)   BACKLOG

              The Company's backlog of firm orders was approximately $4,394,000 as of March 10, 2000, and $6,379,000 as of March 12, 1999. A
              substantial amount of the Company's backlog can be modified or canceled prior to shipment without penalty. Accordingly, the Company believes that backlog cannot be considered a meaningful indicator of future financial performance. Tridex expects to fill all of its backlog within the current fiscal year.

       (vii)  COMPETITION

              The Company faces aggressive competition in its markets. Many of the Company's current and potential competitors are large multi-national enterprises with extensive experience and resources in designing, manufacturing and marketing POS software. Progressive competes with Radiant Systems, Inc., Micros Systems, Inc., PAR Technology Corporation, Ibertech, Inc. and GEAC Computer Corporation Limited.

              In certain markets, the Company's competitors sometimes offer prices lower than those offered by Tridex because of lower overhead, attributable to higher volume production and use of less expensive overseas labor. Many of the Company's domestic competitors, particularly those that are divisions of substantially larger companies, have greater financial and other resources than Tridex.

       (viii) RESEARCH AND DEVELOPMENT ACTIVITIES

              The Company spent approximately $4,684,000 in 1999 and $3,618,000 in 1998 on engineering, design and product development efforts in connection with software development. Expenditures in 1999 and 1998 included $725,000 and $1,731,000, respectively, of capitalized software development costs. During 1999, the Company received 2,500,000 shares of common stock of Digital Restaurant Solutions, LLC, ("DRS"), a privately held company involved in the development of specialty software products for the restaurant industry, in return for having provided certain custom software to DRS. The Company estimated the value of the shares received to be $500,000 and recorded it as a reduction of product development expense. See Note 1 to the Company's 1999 Consolidated Financial Statements.

       (ix)   EMPLOYEES

              As of March 10, 2000, Tridex and its subsidiaries employed approximately 122 persons, of whom 112 were full time and 10 were temporary employees.

(D)    FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
       SALES

       In December 1998, the Company formed a wholly owned subsidiary, Retail Resource Solutions Limited, in the United Kingdom. Retail Resource Solutions Limited's sales for the year ended December 31, 1999 was $1,651,000.

(E)    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
       (i)    DIRECTORS OF THE REGISTRANT


                                                                           Principal Business of
       Director Name       Age  Principal Occupation   Employer Name       Employer
       ------------------  ---  ---------------------  ------------------  ----------------------

       Seth M. Lukash      53   Chairman of the        Tridex Corporation  Developer and
                                Board, President,                          manufacturer of
                                Chief Executive                            computer software for
                                Officer, Chief                             POS applications.
                                Financial Officer
                                and Chief Operating
                                Officer

       Paul J. Dunphy      80   Management Consultant  Self-employed       Management consulting.

       Dennis J. Lewis     45   Management Consultant  Self-employed       Management consulting.

       Thomas R. Schwarz   63   Retired                None                Personal investments.

       Graham Y. Tanaka    52   President              Tanaka Capital      Investment advising.
                                                       Management, Inc.


       (ii)   EXECUTIVE OFFICERS OF THE REGISTRANT


       Name                   Age  Position
       --------------------  ----  -----------------------------------------------------------------------
       Seth M. Lukash          53  Chairman of the Board of Directors, President, Chief Executive Officer,
                                   Chief Financial Officer, Chief Operating Officer and Director


       Thomas T. Mounts, II    44  President, Progressive Software, Inc., a wholly-owned subsidiary of the
                                   Company


        Seth M. Lukash has been a senior executive officer of the Company since 1977 and has been a Director since 1979. He has served as Chairman of the Board of Directors of the Company since November 1988, Chief Executive Officer since August 1987, and President and Chief Operating Officer since June 1989. He assumed the responsibilities of Chief Financial Officer in February 2000 following the departure of Tridex's chief financial officer. Mr. Lukash previously served as President of the Company from September 1983 to August 1988 and as Chief Operating Officer from September 1983 to August 1987.

        Thomas T. Mounts, II joined Progressive in August 1999 as President. Prior to joining Progressive, he most recently served as Associate Vice President of Software Engineering for NCR Worldwide Professional Services, where he initiated the development and deployment of software engineering programs worldwide. Throughout his five year career with NCR, he also served as Senior Director of Manufacturing, Engineering and Logistics for NCR Global Applications Development, and Senior Partner/Director, Technology Consulting US for NCR Professional Services, where he led client engagement and facilitated the design and development of customer-specific solutions. Before joining NCR, Mr. Mounts spent 10 years at IBM in a variety of roles, including Industry Client Executive/Market Opportunity Manager in the IBM Consulting Group, and Enterprise Software and Services Manger. Mr. Mounts and Tridex entered into an Employment Agreement dated August 2, 1999, a copy of which is attached as Exhibit 10.12.

ITEM 2.    PROPERTIES

The Company's operations are currently conducted at the facilities described below:


                                                          Size - Approx.                 Owned or
Location                    Operations Conducted             Sq. Ft.       Leased   Lease Expiration Date
---------------------------------------------------------------------------------------------------------

Westport, Connecticut       Principal executive offices       5,000        Leased      July 31, 2001


Charlotte, North Carolina   Product Development              37,600        Leased      December 31, 2000



Effective November 1, 1999, 50% of the Westport office is subleased through July 31, 2001. In addition, during the fiscal year ended December 31, 1999, the Company owned a non-operating facility of 23,000 square feet located in Bloomfield, Connecticut. The Company sold this property on January 24, 2000 for a purchase price of $133,000. The Company believes that its existing facilities generally are in good condition, adequately maintained and suitable for their present and contemplated uses.

ITEM 3.    LEGAL PROCEEDINGS

When Tridex acquired Progressive in April 1998, it granted Progressive's former shareholder, Mr. Smith, registration rights for his 714,000 shares of Tridex common stock issued as part of the purchase price. At the time of the closing, Mr. Smith agreed to deliver a tax form needed by Tridex to obtain favorable tax treatment of the purchase. Tridex made repeated requests for the tax form but it was not delivered until January 1999. Mr. Smith requested registration of his shares, and Tridex commenced preparation of a registration statement, but postponed its completion while waiting for Mr. Smith to deliver the tax form.

During the last three months of 1998, counsel for Tridex met with and corresponded with counsel for Mr. Smith, stating that Tridex was preparing to pursue arbitration and other legal remedies against him. On January 5, 1999, Tridex received the executed tax form. On January 4, 1999, Mr. Smith filed a lawsuit against Tridex and Progressive in the Federal District Court in North Carolina. The suit seeks damages of up to $5.0 million plus a court order requiring Tridex to register the shares of its common stock issued to Mr. Smith as part of the purchase price. The suit also seeks a declaratory judgment to prevent Tridex from pursuing other claims which it has asserted against Mr. Smith in post-closing negotiations. Tridex has denied the substantive allegations in Mr. Smith's complaint, and has made counterclaims against Mr. Smith for breach of federal and state securities laws, fraud and misrepresentation. Tridex is seeking damages in an unspecified amount which is estimated to exceed Mr. Smith's claims against Tridex. Discovery has commenced in the litigation but has been stayed pending the court's decision on a motion to dismiss certain of Tridex's claims. Tridex has also initiated an arbitration proceeding against Mr. Smith under the terms of the contract governing Tridex's purchase of Progressive, alleging breach of contract. Discovery on the arbitration is proceeding, and the Company expects the arbitration hearing to be conducted within the next several months. Although it is not yet possible to predict the outcome of either the lawsuits or the arbitration, Tridex believes, based on current knowledge of the applicable law and facts, that it has valid defenses to Smith's claim and that the claims of Tridex and Progressive against Smith are meritorious. The Company has not yet recorded an accrual for any damages, because an unfavorable outcome in this litigation is, in management's opinion, reasonably possible but not probable. If the outcome in the litigation were unfavorable it could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

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

In 1993, the Company entered into an agreement with Foley pursuant to which Tridex and Foley agreed to pay 75% and 25%, respectively, of the costs incurred after January 1, 1992 in connection with the investigation and remediation of the Site (the "Site Participation Agreement"). The Site Participation Agreement also provides that, to the extent there are available proceeds from the sale of the Site or, if not sold, from the operation of the Site after January 1, 1997, Tridex shall be reimbursed approximately $200,000 of the $250,000 it expended in connection with the Site prior to January 1, 1992. Pursuant to the Site Participation Agreement, Tridex and Foley established an escrow account (the "Tridex / Foley Escrow") into which both entities placed funds designated for the remediation. As of December 31, 1999, the Company had spent approximately $766,000 in connection with the Site.

In 1997, Foley sold the Site to an affiliate of Stop & Shop, Inc. ("Stop & Shop"). As part of the sale transaction, Foley was required to place approximately $875,000 in escrow (the "Stop & Shop Escrow") to cover the costs of remediation, which was completed in 1999. Foley asserts that Allu and Tridex remain liable for payment of certain costs associated with the remediation of the Site after its sale to Stop & Shop. In 1997, Foley brought suit in the United States District Court, District of Massachusetts, against the Company claiming that the Company failed to contribute its share of the remediation costs pursuant to the Site Participation Agreement. Foley claims that it is entitled to reimbursement from Tridex of a portion of the $875,000 escrow. The Company has filed a counterclaim, and seeks reimbursement of funds previously expended in accordance with the Site Participation Agreement. Mediation of these claims between the parties was not successful, and the parties are proceeding to trial. Discovery has been completed. As of December 31, 1999, the Company had accrued $350,000 for the Site, which represents the currently estimated minimum cost of Tridex's share of remediation, after considering the Site Participation Agreement, and associated legal costs. If the Company is found to be liable under the Site Participation Agreement, it could be responsible for payment of some or all of the $875,000 paid by Foley in connection with the Site. Nevertheless, although no assurances can be given regarding the total costs which may be incurred, the Company does not believe at this time that the costs associated with the settlement, after taking into account established accruals, are reasonably likely to have a material effect on the Company's financial condition or results of operations. It is possible, however, that the final resolution of this matter could have a material impact on cash flow and the Company's liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the year covered by this report.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER
           MATTERS

The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market ("Nasdaq") under the symbol "TRDX." As of March 10, 2000 there were 1,143 holders of record of the common stock. The following table lists the high and low sales prices of the common stock reported during the years ended December 31, 1999, and 1998.


                                      Year Ended December 31,
                      ------------------------------------------------------
                               1999                         1998
                      -------------------------  ---------------------------
                         High           Low          High          Low
                      -----------  ------------  ------------  -------------
January - March           3 1/2        1 7/8         8 1/8         4 11/16
April - June              3            2             7 7/8         6 1/8
July - September          3 7/8        1 5/8         7 1/2         3 1/2
October - December        2 1/4        1 1/4         4 1/2         2 1/4


No dividends or other distributions on the common stock (other than the distribution the stock of TransAct Technologies, Inc. to Tridex shareholders in
1997) have been declared in more than ten years. The Company does not anticipate declaring dividends in the foreseeable future. The Company's credit agreement with Fleet National Bank ("Fleet") prohibits the payment of cash dividends for the term of the agreement.

As of September 30, 1999, the Company's net tangible assets were $3,794,000. Accordingly, as of such date the Company did not meet the Nasdaq National Market listing requirement that members maintain $4,000,000 of net tangible assets. In order to prevent a delisting of the Company's common stock from the Nasdaq National Market, the Company was required to submit evidence of completion of the sale of Ultimate to Nasdaq on or before February 21, 2000. As of December 31, 1999, the Company's net tangible assets were negative $6,559,000. Consequently, although the sale of Ultimate was completed and evidence thereof submitted to Nasdaq in a timely manner, in light of the Company's continuing losses and working capital deficiency, there can be no assurance that the Company's common stock will continue to be listed on the Nasdaq National Market or Small Cap Market. If the Company's common stock were delisted from the Nasdaq system, current information regarding bid and asked prices for the common stock would become less readily available to brokers, dealers and/or their customers. As a result of reduced availability of current information, it is likely that there would be a reduction in the liquidity of the market for the common stock which, in turn, could result in decreased demand for the common stock, a decrease in the stock price and an increase in the spread between the bid and asked prices for the common stock.

ITEM 6.    SELECTED FINANCIAL DATA



                                                    Year Ended December 31,
                                 -------------------------------------------------------------
                                   1999         1998         1997          1996         1995
                                 --------    -----------    ---------    ---------    --------
                                       (Dollars in thousands, except per share amounts)

Statement of Operations Data:
     Net sales from
       continuing operations     $ 31,256    $    17,896    $     936    $     859    $    878
                                 ========    ===========    =========    =========    ========
     Income (loss) from
     continuing operations       $(16,271)   $   (14,943)   $    (902)   $   4,487    $ (1,703)
                                 ========    ===========    =========    =========    ========
     Income (loss) from
     continuing operations
       per common- basic         $  (2.56)   $     (2.46)   $   (0.18)   $    1.15    $  (0.43)
                                 ========    ===========    =========    =========    ========
     Cash dividends per
       common share              None        None           None         None             None
                                 ========    ===========    =========    =========    ========

                                                       As of December 31,
                                 -------------------------------------------------------------
                                   1999         1998         1997          1996         1995
                                 --------    -----------    ---------    ---------    --------
                                       (Dollars in thousands, except per share amounts)

Balance Sheet Data:
     Total assets                $ 36,896    $    50,033    $  25,655    $  31,051    $ 26,855
                                 ========    ===========    =========    =========    ========
Current portion of
  long term debt                 $20,691     $     1,650    None         $     740    $    396
                                 ========    ===========    =========    =========    ========
     Long term debt              None        $    19,341    None         None         $  8,171
                                 ========    ===========    =========    =========    ========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS INCLUDED IN THIS REPORT, INCLUDING, BUT NOT LIMITED TO, STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, WHICH ARE NOT HISTORICAL FACTS MAY BE DEEMED TO CONTAIN FORWARD LOOKING STATEMENTS WITH RESPECT TO EVENTS THE OCCURRENCE OF WHICH INVOLVES RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THE COMPANY'S EXPECTATIONS REGARDING NET SALES, GROSS PROFIT, OPERATING INCOME AND FINANCIAL CONDITION AND ITS ABILITY TO MEET ITS OBLIGATIONS UNDER ITS EXISTING CREDIT FACILITIES OR TO OBTAIN REPLACEMENT FACILITIES.

As discussed more fully below, the Company has experienced recurring net losses and negative cash flow, and is currently in default under its credit agreements with its lenders. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan to amend the credit agreement, increase liquidity and meet planned cash requirements are discussed below under Liquidity and Capital Resources.

(A)    RESULTS OF OPERATIONS

       As described in Note 3 of the Notes to the Company's 1999 Consolidated Financial Statements included in Item 8 of this report, on February 18, 2000 the Company completed the sale of its former Ultimate subsidiary. In addition, during 1997, the Company completed the spin-off of TransAct and the sale of Cash Bases. The Selected Financial Data are derived from the Company's Consolidated Financial Statements, which have been reclassified from historical financial statements to present the results of operations of Ultimate, TransAct and Cash Bases as discontinued operations for all periods presented. The Consolidated Financial Statements may not necessarily reflect what the results of operations or the financial position of the Company would have been if Ultimate, TransAct and Cash Bases had been separate entities during the periods presented. The discussion and analysis set forth below are based upon continuing operations only.

(i)    YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998
              Consolidated net sales for the year ended December 31, 1999 increased $13,360,000 (75%) to $31,256,000 from $17,896,000 for the prior year. The increase reflects a full year of sales by Progressive, which Tridex acquired on April 17, 1998, as well as an overall increase in volume at Progressive.

              Consolidated gross profit increased $3,338,000 (57%) to $9,165,000 from $5,827,000 in the prior year, as a result of the full year contribution of Progressive and an increase in overall volume associated with Progressive. Consolidated gross profit margin decreased to 29.3% of sales from 32.6% of sales in the prior year as a result of the change in product mix at Progressive.

              Consolidated engineering, design and product development costs (net of capitalized software development costs) increased $1,572,000 (83%) to $3,459,000 in 1999 from $1,887,000 in the prior year. The increase is primarily due to the inclusion of the full year of such costs for Progressive and to expenditures for Progressive's software development initiatives, including IRIS related costs. As a percentage of revenue, total engineering, design and product development costs decreased to 15.0% in 1999 compared to 20.2% for 1998. Consolidated engineering, design and product development costs are reported net of capitalized software development costs of $725,000 in 1999 ($1,731,000 in 1998), and
              $500,000 in 1999 representing equity in Digital Restaurant Solutions, LLC ("DRS") received in return for having provided certain custom software. The Company intends to continue to invest in engineering, design and development of new releases and products in the future, although restrictions on its available resources may limit its ability to do so.

              Consolidated selling, administrative and general expenses for the current year increased $1,643,000 (27%) to $7,793,000 from $6,150,000 in the prior year. The increase in selling, administrative and general expenses is primarily the result of the inclusion of a full year of such costs for Progressive partially offset by $500,000 for the reversal of an accrual resulting from a previously recorded pension obligation. The prior year's expenses reflect the inclusion of a non-recurring charge of approximately $310,000 associated with the due diligence review for a transaction that was not completed. Operating expenses in 1998 include the $17,600,000 write-off of in-process software technology acquired as part of the purchase of Progressive.

              Depreciation and amortization for the current year increased $1,179,000 to $3,581,000 from $2,402,000 in the prior year. The increase in amortization is primarily the result of a full year of amortizing goodwill, intangibles and existing and core technologies acquired with Progressive.

              Consolidated operating loss for the current year was a loss of $5,668,000 compared to a loss of $4,635,000 in the prior year (exclusive of the $17,600,000 write-off of in-process software technology). The loss in the current year was primarily the result of the increase in selling, administrative and general expenses and engineering, design and development costs associated with new products.

              Net interest expense for the current year was $3,377,000 compared to $1,735,000 in the prior year. Interest expense increased primarily due to the debt incurred to acquire Progressive being outstanding for a full year versus eight months in the prior year and to additional net borrowings in 1999. Interest expense is net of interest income of $104,000 in 1999 and $348,000 in the prior year.

              Other non-operating income of $50,000 includes a gain of $180,000 on the sale of the Company's Ribbons Division and a provision of $105,000 for costs associated with additional remediation at the 100 Foley Street Site. See "Item 3--Legal Proceedings". Other non-operating expenses in the prior year's period include a provision for costs of real estate held for sale.

              Provision for income taxes in the current year primarily reflects the increase in valuation allowances on certain deferred tax assets for which a tax benefit will not likely be realized. Management has concluded that realization of the deferred tax assets related to net operating loss carryforwards and deductible in-process research and development through future taxable earnings or alternative tax strategies is no longer more likely than not, and accordingly has increased the valuation allowance. The benefit recorded in the prior year primarily reflects the recognition of deferred taxes of approximately $5,814,000 related to the write-off of in-process software technology.

              Income from discontinued operations, net of income taxes, in 1999 and 1998 represents the net income of Ultimate.

              Net loss for the current year was $14,765,000 (or $2.32 per share) as compared to net loss of $14,146,000 (or $2.33 per share) for the prior year. The average number of common shares outstanding increased to 6,368,000 shares from 6,077,000 shares in the prior year.

       (ii) YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997 Consolidated net sales for the year ended December 31, 1998 primarily include sales of $17,468,000 recorded by Progressive from the date of acquisition, April 17, 1998. Prior year sales reflect only the sales of the Company's Ribbons Division.

              Consolidated gross profit of $5,827,000 was primarily a result of the contribution of Progressive. Gross profit in the prior year was generated only by the Ribbons Division. Consolidated gross profit margin decreased to 32.7% of sales from 44.8% of sales in the prior year as a result of the addition of software sales from Progressive.

              Consolidated engineering, design and product development costs (net of capitalized software development costs), were $1,887,000. The increase is the result of the inclusion of such costs for Progressive. Actual engineering, design and product development costs include capitalized software costs of $1,731,000. The increase is primarily due to expenditures for Progressive's IRIS Windows(R) NT(R) retail management software products for the quick serve, full serve, and casual dining market segments and new software products for the industry. Other software development initiatives include: enhancement of Progressive's release and version management capabilities, internationalization and translation of software products for specific foreign markets, and porting existing applications to new database systems. The Company intends to continue to invest in engineering, design and development of new releases and products in the future.

              Consolidated selling, administrative and general expenses for 1998 increased $4,019,000 to $6,173,000 from $2,154,000 in the prior year. The increase in selling, administrative and general expenses is primarily the result of the inclusion of such costs for Progressive and the inclusion of a non-recurring charge of approximately $310,000 associated with the due diligence review for a transaction that was not completed. Operating expenses in 1998 include the $17,600,000 write-off of in-process software technology acquired as part of the purchase of Progressive.

              Depreciation and amortization for 1998 increased $2,279,000 to $2,402,000 from $123,000 in the prior year. The increase in amortization is primarily the result of amortizing goodwill, intangibles and existing and core technologies acquired with Progressive.

              Subsequent to the issuance of the Company's June 30, 1998 condensed consolidated financial statements, the SEC issued new guidance on its views regarding the valuation methodology used in determining purchased in-process technology expensed on the date of acquisition. In response to the new SEC guidance, the Company voluntarily recalculated the fair value of the purchased in-process software technology in accordance with the SEC staff's view.

              The revised valuation was based on estimates of the after tax net cash flows and gave explicit consideration to the SEC's views on purchased in-process technology as set forth in a September 9, 1998 letter from the SEC to the American Institute of Certified Public Accountants. Specifically, the revised valuation gave consideration to the following: (I) a fair market value premise was employed; (II) the value of the core technology was explicitly addressed, with a view toward ensuring the relative allocations to core technology and in-process technology were consistent with the relative contributions of each to the final product; and (III) the allocation to in-process technology was based on a calculation that considered only the efforts completed as of the transaction date, and only the cash flow associated with said completed efforts for one generation of the products currently in-process.

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

              Consolidated operating loss for 1998 was $4,635,000 (exclusive of the $17,600,000 write-off of in-process software technology) compared to a loss of $1,858,000 in the prior year. The loss in 1998 was primarily the result of the increase in selling, administrative and general expenses. Net interest expense for 1998 was $1,735,000 compared to net interest income of $603,000 in the prior year. Interest expense for 1998 primarily consists of interest on debt incurred to acquire Progressive. Interest income for the prior year primarily consisted of interest earned on temporary cash investments and interest earned on receivables from the sales of stock.

              Other non-operating expense of $22,000 for 1998 represents costs associated with non-operating properties held for sale. Other non-operating expenses in the prior year's period include a provision of $196,000 to write-down the value of real estate held for sale.

              The increase in the benefit recorded in 1998 reflects the recognition of deferred taxes of approximately $5,814,000 related to the write-off of in-process software technology.

              Net loss for 1998 was $14,146,000 (or $2.33 per share) as compared to net loss of $35,000 (or $.01 per share) for the prior year. The average number of common shares outstanding increased to 6,077,000 shares from 5,157,000 shares in the prior year.

(iii)         LIQUIDITY AND CAPITAL RESOURCES

              The Company's working capital deficiency at December 31, 1999 was $12,990,000 compared with the working capital deficiency of $3,455,000 at December 31, 1998. At March 31, 2000, the Company had borrowings of approximately $600,000 in excess of its borrowing base under its working capital line of credit with Fleet National Bank ("Fleet") and no material commitment for capital expenditures. The Company's December 31, 1999 deficiency in working capital results primarily from net losses, current debt maturities on the Company's term loan and reclassification of debt due to covenant non-compliance.

              On April 17, 1998, the Company entered into a Credit Agreement (the "Credit Agreement") with Fleet. The Credit Agreement is secured by a first priority security interest in substantially all of the Company's assets and restricts the amount available for payment of cash dividends and capital stock distributions. The original terms of the Credit Agreement provided for an $8 million working capital facility (the "Working Capital Facility") and a $12 million term loan facility due in periodic payments through March 2003 (the "Term Loan"). At December 31, 1999 the interest rate on outstanding Credit Agreement debt was approximately 10.76%. The Working Capital Facility bears a non-utilization fee on the unused facility ranging from .25% to .625% depending upon certain performance criteria. The Credit Agreement, as originally executed, imposed certain financial covenants, including minimum tangible capital base, maximum ratio of senior funded debt to EBITDA, maximum ratio of total consolidated funded debt to EBITDA, minimum interest coverage ratio and minimum fixed charge coverage ratio.

              During 1999, the Credit Agreement was amended several times to waive instances of non-compliance with certain financial covenants, modify financial covenants, defer scheduled debt service payments and reduce availability under the Working Capital Facility. At December 31, 1999, the Working Capital Facility was scheduled to expire on March 31, 2000 and the outstanding principal balance of the Term Loan and accrued interest of $110,000 were due and payable in full. At December 31, 1999, the Company was not in compliance with the covenants related to the interest coverage ratio and minimum net worth. On February 18, 2000 the Company entered into an amendment to the Credit
              Agreement which amended the covenants as of December 31, 1999, waived non-compliance with the December 31, 1999 covenants, and extended the maturity of the Term Loan and Working Capital Facility to December 31, 2000. Pursuant to the amendment, the Company made a principal payment of $8.0 million from the proceeds of the sale of Ultimate on February 18, 2000. Also, in accordance with the terms of the amendment, immediately after the sale of Ultimate, the Company made a payment to Fleet under the Working Capital Facility in the amount of $3,053,204.
              Finally, the Company agreed to make an additional principal payment of $1.0 million under the Term Loan on or before June 30, 2000. The amended covenants require the Company to maintain a minimum interest coverage ratio and a minimum net worth.

              The Credit Agreement, as amended, permits the Company to borrow $6 million under the Working Capital Facility, establishes interest rate margins of 2.5% on prime rate-based loans and 4.75% on LIBOR-based loans and requires minimum monthly maintenance fees of $3,000. If loans under the Working Capital Facility exceed borrowing base capacity, the Company will incur an additional margin of 2.0%.

              During 1999, the Company paid fees of approximately $145,000 to amend the Credit Agreement. Fees to amend the Credit Agreement are expensed as paid.

              As of March 31, 2000, the Company was not in compliance with the covenant related to the interest coverage ratio and the amount drawn under the Working Capital Facility was in excess of the defined borrowing base. As a result, the outstanding principal balance of the Term Loan has been classified as current.

              On April 17, 1998, in conjunction with the acquisition of Progressive, the Company sold to Massachusetts Mutual Life Insurance Company, MassMutual Corporate Investors, MassMutual Participation Investors and MassMutual Corporate Value Partners Limited (the "MassMutual Investors"), $11 million of the Company's senior subordinated notes due April 17, 2005 (the "Notes"). The Notes bear interest at 12%. The Notes, as originally issued, imposed certain financial covenants, including minimum consolidated net worth, minimum fixed charge coverage ratio and maximum leverage ratio and required quarterly interest payments and prepayments of principal commencing in 2003. The Company issued to the MassMutual Investors on May 27, 1998 warrants to purchase 350,931 shares of the Company's common stock at $7.00 per share. The estimated fair market value of the warrants of $1,228,000 was recorded as a discount to the principal amount of the outstanding Notes and is being amortized to interest expense over the term of the Notes using the interest rate method. In consideration for a March 26, 1999 amendment to the Notes and in exchange for the warrant issued in 1998, the Company issued new stock purchase warrants to the MassMutual Investors to purchase 800,000 shares of common stock at $2.03125 per share. The incremental estimated fair value of the new warrants over the estimated fair value of the old warrants, $600,000, was recorded as additional debt discount.

              During 1999, the MassMutual Investors agreed to amend the Notes several times to waive instances of non-compliance with financial covenants and to defer scheduled debt service payments. As of December 31, 1999, the Company was not in compliance with the covenants related to the minimum interest coverage ratio and minimum net worth. On February 18, 2000, the MassMutual Investors agreed to waive the non-compliance as of December 31, 1999, to amend the financial covenants, to defer payment of interest to December 31, 2000 and, in exchange, accelerated the maturity of the Notes to December 31, 2000. The Notes provide that a failure of any covenant relating to other indebtedness is a default under the Notes. As a result of the non-compliance with certain covenants in the Credit Agreement as of March 31, 2000, the Company also is not in compliance with the Notes, and the outstanding principal balance of the Notes has been classified as current.

              The Company has experienced recurring net losses from continuing operations of $16.3 million and $14.9 million in each of the years ended December 31, 1999 and 1998, respectively, and has experienced negative cash flow from operations of $4.2 million and $0.7 million in each of the years ended December 31, 1999 and 1998, respectively. As a result, as of March 31, 2000 the Company is not in compliance with various terms of the Credit Agreement, permitting its lenders to accelerate all debt maturities. These matters, and their effect on the Company's liquidity, raise substantial doubt about the Company's ability to continue as a going concern. The Company is negotiating with its lenders to amend the Credit Agreement to allow for overadvances under the Working Capital Facility up to a certain amount, to provide less restrictive covenant terms and extend the maturities of the Working Capital Facility and Term Loan, but there can be no assurance that the Company will be able to obtain an amendment on acceptable terms.

              In response to these factors management has developed a plan intended to increase liquidity and meet its planned cash requirements. Management's plans include the following:

              The Company sold its Ultimate subsidiary on February 18, 2000. The sale generated approximately $11.8 million in cash proceeds after transaction expenses. The Company used $8 million of the proceeds to pay down the Term Loan and also reduced the Working Capital Facility by approximately $3.0 million. The Company is negotiating with its lenders to defer the $1.0 million payment due June 30, 2000 under the amended Term Loan and to amend the Working Capital Facility to allow for overadvances under the Working Capital Facility up to a certain amount, to provide less restrictive covenant terms and to extend debt maturities. The Company has reduced overhead costs at its Westport headquarters facility and expects to continue aggressively to pursue cost reduction alternatives. The Company's chief executive officer is expected to repay $500,000 of the receivable from the sale of stock which arose in 1997.

              The Company has retained a financial advisor who is assisting the Company in reviewing strategic alternatives available to the Company, including without limitation a possible sale of the Company or its Progressive subsidiary, or an equity investment.

       (iv)   THE YEAR 2000

              Prior to January 1, 2000, many computer experts had predicted wide-spread problems related to computer programs' inability to process dates after December 31, 1999. In order to minimize or eliminate potential problems related to Year 2000, the Company tested and upgraded or replaced, on an as needed basis, its critical information technology systems and infrastructures with systems that were Year 2000 compliant. The Company also developed fixes or identified alternatives for software products and third party components used in the Company's products that its testing indicated were not Year 2000 compliant. Through December 31, 1999, the Company's cumulative Year 2000 expenditures, exclusive of internal staff costs, totaled $10,000, ($10,000 in the year ended December 31, 1999). The Company does not expect to incur any significant further expenses specifically related to the Year 2000 issue. To date, the Company has not experienced any significant operating problems or product failures as a result of Year 2000 issues with its vendors, service providers or customers.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          Page
                                                                         NUMBER
                                                                        -------

       Report of Independent Accountants                                    16

       Tridex Corporation and Subsidiaries consolidated financial statements:

            Consolidated balance sheets as of December 31, 1999 and 1998.   17

            Consolidated statements of operations for the years ended
            December 31, 1999, 1998 and 1997.                               18

            Consolidated statements of shareholders' equity for the years
            ended December 31, 1999, 1998 and 1997.                         19

            Consolidated statements of cash flows for the years ended
            December 31, 1999, 1998 and 1997.                               20

            Notes to consolidated financial statements.                     21

       Financial Statement Schedules - All schedules are omitted since the required information is either (a) not present or not present in amounts sufficient to require submission of the schedule or (b) included in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

         To the Board of Directors and Shareholders of Tridex Corporation

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Tridex Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         The accompanying financial statements have been prepared assuming Tridex Corporation will continue as a going concern. The Company is not in compliance with various terms of its debt agreements. As more fully described in Note 1, these conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
         Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

         PricewaterhouseCoopers LLP
         Hartford, Connecticut

         April 13, 2000

                       TRIDEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                                         December 31,
                                                                    ---------------------
                                                                      1999         1998
                                                                    --------     --------

ASSETS
Current assets:
   Cash and cash equivalents                                        $    367     $     18
   Receivables (Note 4)                                                5,352        3,846
   Inventories                                                         1,945        3,909
   Deferred tax assets (Note 10)                                           0          883
   Investment in net assets of discontinued operations (Note 3)        5,881        8,110
   Other current assets                                                  353          204
                                                                    --------     --------
     Total current assets                                             13,898       16,970
                                                                    --------     --------
Plant and equipment:
   Machinery, furniture and equipment                                  2,275        2,066
   Leasehold improvements                                                388          388
                                                                    --------     --------
                                                                       2,663        2,454
   Less accumulated depreciation                                      (1,046)        (665)
                                                                    --------     --------
                                                                       1,617        1,789
                                                                    --------     --------
Goodwill and intangible assets, net of accumulated amortization
   of $2,183 in 1999 and $932 in 1998                                 10,822       11,787
Purchased and internally developed software costs, net of
   accumulated amortization of $3,400 in 1999 and $1,212 in 1998       9,856       11,319
Deferred tax assets (Note 10)                                              0        7,965
Other assets                                                             703          251
                                                                    --------     --------
                                                                    $ 36,896     $ 50,081
                                                                    ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank loan payable                                                $  5,740     $  4,756
   Current portion of long term debt (Note 6)                         20,691        1,650
   Accounts payable                                                    3,592        3,391
   Accrued liabilities                                                 2,411        1,638
   Deferred revenue                                                      199          790
   Income taxes payable                                                    0          138
                                                                    --------     --------
     Total current liabilities                                        32,633       12,363
                                                                    --------     --------

Long term debt, less current portion (Note 6)                              0       19,341

Commitments and contingencies (Note 8)

Shareholders' equity (Notes 1 and 9):
   Preferred stock, $1 par value; authorized 2,000,000 shares;
     Issued none
   Common stock, no par value, stated value $.25; authorized
     10,000,000 shares; issued 6,526,187 shares                        1,634        1,634
   Additional paid-in capital                                         33,928       33,328
   Accumulated deficit                                               (29,584)     (14,819)
   Receivable from sale of stock                                        (750)        (801)
   Common stock held in treasury, at cost, 157,898 shares               (965)        (965)
                                                                    --------     --------
                                                                       4,263       18,377
                                                                    --------     --------
                                                                    $ 36,896     $ 50,081
                                                                    ========     ========

                See notes to consolidated financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (Dollars in thousands, except per share amounts)

                                                                   Year Ended December 31,
                                                         -------------------------------------------
                                                            1999            1998            1997
                                                         -----------     -----------     -----------

Net sales                                                $    31,256     $    17,896     $       936
                                                         -----------     -----------     -----------
Operating costs and expenses:
   Cost of sales                                              22,091          12,069             517
   Engineering, design and product development costs           3,459           1,887
   Selling, administrative and general expenses                7,793           6,150           2,154
   Depreciation and amortization                               3,581           2,402             123
   Purchased in-process software technology (Note 2)                          17,600
                                                         -----------     -----------     -----------
                                                              36,924          40,108           2,794
                                                         -----------     -----------     -----------
Operating loss                                                (5,668)        (22,212)         (1,858)

Other charges (income):
   Interest (income) expense, net                              3,377           1,735            (602)
   Other, net                                                    (50)             22             201
                                                         -----------     -----------     -----------
                                                               3,327           1,757            (401)
                                                         -----------     -----------     -----------
Loss from continuing operations before income taxes           (8,995)        (23,969)         (1,457)

Provision (benefit) for income taxes                           7,276          (9,026)           (555)
                                                         -----------     -----------     -----------
Loss from continuing operations                              (16,271)        (14,943)           (902)

Discontinued operations (Note 3):
   Income from discontinued operations, net of income
      taxes of $1,232, $851, and $550, respectively            1,506             797             867
                                                         ===========     ===========     ===========
Net loss                                                 $   (14,765)    $   (14,146)    $       (35)
                                                         ===========     ===========     ===========
Earnings (loss) per share - basic and diluted:
     Loss from continuing operations                     $     (2.56)    $     (2.46)    $     (0.18)
     Income from discontinued operations                        0.24            0.13            0.17
                                                         ===========     ===========     ===========
     Net loss                                            $     (2.32)    $     (2.33)    $     (0.01)
                                                         ===========     ===========     ===========
Weighted average shares outstanding:
     Basic and diluted                                     6,368,000       6,077,000       5,157,000
                                                         ===========     ===========     ===========

                See notes to consolidated financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                             (Dollars in thousands)

                                                         Common Stock Held    Additional     Accumu-  Receivable
                                      Common Stock          In Treasury        Paid-In      lated     From Sale
                                   Shares       Amount    Shares    Amount     Capital      Deficit    Of Stock
                                 -----------    ------    -------   ------    ----------    --------  ----------
Balance, December 31, 1996         4,160,431    $1,043    124,498   $ (873)   $  23,361     $  2,239  $

Exercise of warrants and
   stock options                     859,932       215                            6,181                   (816)

Conversion of notes and
   debentures                        377,445        94                            3,492

Distribution of TransAct
   shares                                                                        (9,584)      (2,877)

Issuance of stock incentive
   compensation shares               100,000        25                            1,618

Purchase of treasury shares                                21,900      (69)

Tax benefit related to
   employee stock sales                                                             205

Net loss                                                                                         (35)
                                 -------------------------------------------------------------------------------
Balance, December 31, 1997         5,497,808     1,377    146,398     (942)      25,273         (673)     (816)

Exercise of stock options             28,665         7                               74                     15

Issuance of acquisition
   shares                            714,000       179                            4,819

Sale of shares                       285,714        71                            1,929

Forfeiture of stock incentive
   compensation shares                                     11,500      (23)

Tax benefit related to
   employee stock sales                                                               5

Warrants issued                                                                   1,228

Net loss                                                                                     (14,146)
                                 -------------------------------------------------------------------------------
Balance, December 31, 1998         6,526,187     1,634    157,898     (965)      33,328      (14,819)     (801)

WARRANTS ISSUED                                                                     600

COLLECTION OF RECEIVABLE                                                                                    51

NET LOSS                                                                                     (14,765)
                                 -------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999         6,526,187    $1,634    157,898    $(965)    $ 33,928     $(29,584)    $(750)
                                 ===============================================================================

                See notes to consolidated financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                                               Year Ended December 31,
                                                                         ----------------------------------
                                                                           1999         1998         1997
                                                                         --------     --------     --------

Cash flows from operating activities:
   Net loss                                                              $(14,765)    $(14,146)    $    (35)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                         492          258          123
         Amortization of goodwill and intangible assets, and
           purchased and internally developed software                      3,439        2,144
         Debt discount amortization                                           300          119
         Charge for purchased in-process software technology                            17,600
         Deferred income taxes                                              8,848       (8,384)        (112)
         Provision for doubtful accounts                                      685          290
         (Gain)/loss on disposal of assets                                   (155)                      194
         Income from discontinued operations                               (1,506)        (797)        (867)
         Changes in operating assets and liabilities:
           Receivables                                                     (2,272)         245           (7)
           Inventory                                                        1,411          502          (22)
           Other current assets                                               232         (114)          56
           Other assets                                                      (452)         (91)          24
           Accounts payable, accrued liabilities, deferred revenue
              and income taxes payable                                        306        1,416         (371)
                                                                         --------     --------     --------
     Net cash used in operating activities of continuing
         operations                                                        (3,437)        (958)      (1,017)
                                                                         --------     --------     --------
Cash flows from investing activities:
   Purchases of plant and equipment                                          (132)        (555)         (58)
   Capitalized software development costs                                    (725)      (1,731)
   Net cash paid for acquisition                                                       (42,596)
   Proceeds from sale of assets                                               302
   Proceeds from sale of discontinued operations                                           855        5,200
   Receipt of principal  of note receivable from TransAct                                             1,000
                                                                         --------     --------     --------
     Net cash (used in) provided by investing activities of
         continuing operations                                               (555)     (44,027)       6,142
                                                                         --------     --------     --------
Cash flows from financing activities:
   Net change in borrowings under line of credit                              984        4,756
   Net proceeds from issuance of long term debt                                         23,000
   Principal payments on long term borrowings                                             (900)
   Net decrease (increase) in short term investments                                     4,403       (4,403)
   Proceeds from issuance of shares and exercise of stock options and
     warrants                                                                  51        2,101        5,580
   Net cash flow of discontinued operations                                 3,306         (196)       2,819
   Purchase of treasury shares                                                                          (69)
                                                                         --------     --------     --------
     Net cash provided by financing activities                              4,341       33,164        3,927
                                                                         --------     --------     --------
Increase (decrease) in cash and cash equivalents                              349      (11,821)       9,052
Cash and cash equivalents at beginning of period                               18       11,839        2,787
                                                                         --------     --------     --------
Cash and cash equivalents at end of period                               $    367     $     18     $ 11,839
                                                                         ========     ========     ========
Supplemental cash flow information:
   Interest paid                                                         $  1,974     $  1,649     $     96
   Income taxes paid                                                          221          116          151
Supplemental non-cash investing and financing activities:
   Warrants issued concurrent with debt                                  $    600     $  1,228
   Stock issued for acquisition                                                          4,998
   Conversion of convertible debt to common stock                                                  $  3,710

                See notes to consolidated financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       BUSINESS: Tridex Corporation (the "Company"), through its wholly-owned subsidiary, Progressive Software, Inc. ("Progressive") is a leading designer, developer, and marketer of high quality, specialized point of sale ("POS"), back office and enterprise technology for the food service and specialty retail industry. As described in Note 3, the Company disposed of its Ultimate Technology Corporation ("Ultimate") subsidiary, a leading developer, manufacturer and marketer of high quality hardware systems and components for the POS industry. The Ultimate subsidiary was sold in February 2000. In addition, the Company sold its Tridex Ribbons division (the "Ribbons Division") in May 1999. Through its Ribbons Division, the Company manufactured ribbon cartridges for specialty dot matrix printers.

       The Company has experienced net losses from continuing operations of $16.3 million and $14.9 million in each of the years ended December 31, 1999 and 1998, respectively, and has experienced negative cash flow from continuing operations of $3.4 million and $1.0 million in each of the years ended December 31, 1999 and 1998, respectively. As a result, as of March 31, 2000, the Company is not in compliance with various terms of its credit agreement, permitting its lenders to accelerate all debt maturities. These matters, and their effect on the Company's liquidity, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from this uncertainty.

       In response to those factors management has developed a plan intended to increase liquidity and meet its planned cash requirements. Management's plans include the following:

       The Company sold its Ultimate subsidiary on February 18, 2000. The sale generated approximately $11.8 million in cash proceeds after transaction expenses. The Company used $8 million of the proceeds to pay down the Term Loan and also reduced the Working Capital Facility by approximately $3.0 million. The Company is negotiating with its lenders to defer the $1.0 million payment due June 30, 2000 under the amended Term Loan, to amend the Working Capital Facility to allow for overadvances under the Working Capital Facility up to a certain amount, to provide less restrictive covenant terms and to extend debt maturities. The Company has reduced overhead costs at its Westport headquarters facility and expects to continue aggressively to pursue cost reduction alternatives. The Company's chief executive officer is expected to repay $500,000 of the receivable from the sale of stock which arose in 1997.

       The Company has retained a financial advisor who is assisting the Company in reviewing strategic alternatives available to the Company, including without limitation a possible sale of the Company or its Progressive subsidiary, or an equity investment.

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

       USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made in allowances for doubtful accounts,

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

       inventory valuation, depreciable lives of long-lived assets, amortization periods for intangible assets, accrued liabilities, and valuation allowances for deferred tax assets. Actual results could differ from those estimates.

       FOREIGN CURRENCY: The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of such subsidiaries have been translated at current exchange rates, and related revenues and expenses have been translated at weighted average exchange rates.

       INVENTORIES: Inventories are stated at the lower of cost (principally first-in, first-out) or market and consist principally of finished goods inventory.

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

       GOODWILL AND INTANGIBLE ASSETS: Net goodwill and intangible assets were $10,822,000 and $11,787,000 at December 31, 1999 and 1998, respectively.
       The amounts are the result of the acquisition of Progressive in 1998 and are being amortized on the straight-line method over five to ten years. The Company periodically reviews goodwill to assess recoverability based upon expectations of non-discounted cash flows from operations. The Company believes that no material impairment of goodwill or intangible assets exists at December 31, 1999.

       PURCHASED AND INTERNALLY DEVELOPED SOFTWARE COSTS: The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards Number 86 "Accounting for the Costs of Computer Software to Be Sold Leased, or Otherwise Marketed" (SFAS 86). The capitalization of software development costs begins when the technological feasibility of a product has been established by development of a working model and ends when the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Annual amortization charged to cost of sales will be computed on an individual product basis and will be the greater of: (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues for the product, or
       (b) the straight-line method over the estimated economic life of the product, which is generally estimated to be 5 years. As of December 31, 1999 and 1998, capitalized software development costs were $2,106,000 and $1,731,000, respectively. Amortization expense related to the capitalized software development costs was $350,000 and zero for the years ended December 31, 1999 and 1998, respectively. As of December 31, 1999 and 1998, purchased software costs associated with the acquisition of Progressive were $7,750,000 and $9,588,000, respectively. Amortization expense related to the purchase software costs was $1,838,000 and $1,212,000 for the years ended December 31, 1999 and 1998, respectively.

       All other research and development expenditures are charged to research and development expense in the period incurred.

       OTHER ASSETS: Included in other assets at December 31, 1999 and 1998 is a note receivable from the chief executive officer in the amount of $125,000, which bears interest at 8.5%. Also included in other assets at December 31, 1999 is an investment in Digital Restaurant Solutions, LLC ("DRS"), of $500,000. During 1999, the Company received 2,500,000 shares of common stock of DRS, a privately held company involved in the development of specialty software products for the restaurant industry, in return for having provided certain custom software to DRS. The Company recorded the shares received based on their fair value, which was determined by reference to sales of DRS shares to other investors.

       RECEIVABLE FROM SALE OF STOCK: In connection with the exercise of options in 1997, the Company offered loans to all employees whose total exercise price of options under the Tridex Corporation 1989 Long Term Incentive Plan (the "1989 Plan") exceeded $50,000. At December 31, 1999, one such loan was outstanding in the amount of $750,000 from the chief executive officer. The loan is a full recourse loan due in June 2000, bears interest at the rate of 7.577% and is secured by a pledge of the shares acquired by the individual through the exercise of the options.

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

       Revenue on software sales is recognized in accordance with Statement of Position SOP 97-2, "Software Revenue Recognition" (SOP 97-2). Under SOP 97-2, software license revenues through the Company's direct sales channels are recognized when a noncancelable license agreement has been executed, fees are fixed and determinable, the software has been delivered, accepted by the customer if acceptance is required by the contract, and collection is considered probable. Software license revenues through the Company's indirect sales channel are recognized as such fees are reported to the Company. Maintenance revenues are recognized ratably over the maintenance period, generally one year. Revenues from implementation and training services are recognized as services are performed. Deferred revenue is comprised of payments received in advance of product delivery, maintenance and other services which have been paid by customers prior to services being performed.

       During the year ended December 31, 1999, sales to Starbucks Coffee Company, Steak `n Shake, Inc. and Prandium Corporation accounted for approximately 35%, 13% and 13%, respectively, of the Company's net sales. During the year ended December 31, 1998, sales to Starbucks Coffee Company and Steak `n Shake, Inc. accounted for approximately 25% and 15%, respectively, of the Company's net sales.

       STOCK BASED COMPENSATION:

       The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Under APB 25, compensation expense is recognized to the extent that the fair market value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option. Additional disclosures required under Financial Accounting Standards Board Statement No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), are included in Note 9, Stock Options and Warrants.

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

       EARNINGS (LOSS) PER COMMON SHARE: Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share assumes the exercise of options and warrants and the conversion of dilutive securities, when the result is dilutive. For the years ending December 31, 1999, 1998 and 1997, the effects of potential dilutive common shares outstanding have been excluded as they would be anti-dilutive in the loss per share calculation and accordingly, the basic and diluted per share amounts were the same.

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

       The purchase price of Progressive was $47,594,000 including acquisition costs. The consideration paid for Progressive was comprised of 714,000 shares of Tridex common stock valued at $4,998,000 and the balance in cash, including payment of Progressive's line of credit of $9,632,000. The cash portion of the purchase price was financed by: (a) $12,000,000 borrowed under a senior term loan from Fleet National Bank ("Fleet"), (b) $11,000,000 proceeds from the sale of senior subordinated notes to Massachusetts Mutual Life Insurance Company, MassMutual Corporate Investors, MassMutual Participation Investors and MassMutual Corporate Value Partners Limited (the "MassMutual Investors"), (c) $2,000,000 proceeds from the sale of 285,714 shares of Tridex common stock to the MassMutual

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     ACQUISITION OF PROGRESSIVE SOFTWARE, INC. (CONTINUED):

       Investors, (d) $1,736,000 borrowed under the Working Capital Facility with Fleet, and (e) the balance from the Company's cash and short-term investments. The Company also issued to the MassMutual Investors stock purchase warrants for 350,931 shares of common stock at an exercise price of $7.00 per share. The value of the warrants of $1,228,000 was recorded as a discount to the principal amount of the outstanding notes and is being amortized to interest expense over the term of the notes using the interest rate method.

       The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The tangible net assets consist primarily of accounts receivable of $4,143,000, inventory of $4,353,000, equipment and leasehold improvements of $1,056,000, other assets of $28,000 and liabilities assumed of $3,105,000. On April 17, 1998 a valuation of all intangible assets of Progressive was performed by an independent appraisal firm in conformity with the Uniform Standards of Professional Appraisal Practice of the Appraisal Foundation. The intangible assets included in-process software technology projects, among other assets, which were related to research and development that had not reached technological feasibility and for which there was no alternative future use. The value of the purchased in-process software technology was charged to expense in accordance with applicable accounting rules during the quarter ended June 30, 1998.

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

                                          AS REPORTED   AS RESTATED
                                          -----------   -----------

Tangible net assets                          $ 6,475      $ 6,475
Purchased in-process software technology      26,300       17,600
Purchased existing and core technology         6,900       10,800
Estimated goodwill and other intangibles       7,919       12,719
                                             -------      -------
                                             $47,594      $47,594
                                             =======      =======


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


                                                           Year Ended
                                                        December 31, 1998
                                                        -----------------
                                                      (Dollars in Thousands,
                                                     Except Per Share Amounts)
                                                     -------------------------
Net sales                                                  $ 24,362
Operating loss                                             $ (6,139)
Loss from continuing operations                            $(13,939)
Loss from continuing operations, per share - basic         $  (0.78)


                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     DISCONTINUED OPERATIONS:

       In the fourth quarter of 1999, management committed to sell Ultimate to UTC Holding Company, Inc., an affiliate of CFG Capital Management II, L.P ("CFG"). Effective February 18, 2000, the Company completed a purchase and sale agreement ("Stock Purchase Agreement") with CFG to sell all of the issued and outstanding capital stock of Ultimate to CFG for approximately $13,000,000 in cash (the "Purchase Price"). The Stock Purchase Agreement allows for an adjustment to the Purchase Price based on the difference between closing net working capital, as defined, on February 18, 2000 and a predetermined amount. As described in Note 6, the Company used $8,000,000 of the sale proceeds to repay a portion of the Fleet Term Loan.

       On March 31, 1997 the Company effected the distribution of its remaining 5,400,000 shares of common stock of its former subsidiary, TransAct Technologies Incorporated ("TransAct"), to Tridex stockholders on the basis of 1.005 shares of TransAct common stock for each share of Tridex common stock owned.

       On May 29, 1997 Tridex sold its wholly-owned subsidiary Cash Bases GB Limited ("Cash Bases") to a group comprised of the executive directors of Cash Bases and Lloyds Development Capital Limited for $6,055,000 in cash, consisting of $5,200,000 paid at closing and $855,000 paid in March 1998.

       The Consolidated Financial Statements have been reclassified to present the results of operations of Ultimate, TransAct and Cash Bases as discontinued operations. The results of these businesses are summarized below.


                                         Year Ended December 31,
                                     -----------------------------
                                       1999       1998      1997
                                     -------    -------    -------
                                        (Dollars in thousands,
                                       except per share amounts)
       Net sales                     $29,490    $25,608    $45,214
       Operating income              $ 2,738    $ 1,671    $ 2,873
       Net income                    $ 2,084    $   879    $ 1,018
       Earnings per share (basic)    $  0.33    $  0.14    $  0.19


4.     RECEIVABLES:

       Receivables are net of the allowance for doubtful accounts. The reconciliation of the allowance for doubtful accounts is as follows:


                                         Year Ended December 31,
                                         -----------------------
                                             1999      1998
                                             -----     ----
                                          (Dollars in thousands)

       Balance at beginning of year          $ 290     $   0
       Provision for doubtful accounts         766       290
       Accounts written off, net of
         recoveries                            (81)        0
                                             -----     -----
       Balance at end of year                $ 975     $ 290
                                             =====     =====


5.     ACCRUED LIABILITIES:

The components of accrued liabilities are:

                                            December 31,
                                          ----------------
                                           1999      1998
                                          ------    ------
                                       (Dollars in thousands)

       Interest                           $1,413    $  298
       Legal and environmental matters       479       274
       Compensation                           97       187
       Unfunded pension obligation           530
       Other                                 422       349
                                          ------    ------
                                          $2,411    $1,638
                                          ======    ======


                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     BANK CREDIT AGREEMENT AND SUBORDINATED DEBT:

       The components of debt are:


                                                        DECEMBER 31,
                                                     ------------------
                                                      1999       1998
                                                     -------    -------
                                                   (Dollars in thousands)

       Term loan payable                             $11,100    $11,100
       Senior subordinated notes, net of discount      9,591      9,891
                                                     -------    -------
                                                      20,691     20,991
       Current portion                                20,691      1,650
                                                     -------    -------
                                                     $     0    $19,341
                                                     =======    =======


       On April 17, 1998, the Company entered into a Credit Agreement (the "Credit Agreement") with Fleet. The Credit Agreement is secured by a first priority security interest in substantially all of the Company's assets and restricts the amount available for payment of cash dividends and capital stock distributions. The original terms of the Credit Agreement provided for the $8 million Working Capital Facility and $12 million Term Loan facility due in periodic payments through March 2003. At December 31, 1999 the interest rate on outstanding Credit Agreement debt was approximately 10.76%. The Working Capital Facility bears a non-utilization fee on the unused facility ranging from .25% to .625% depending upon certain performance criteria. The Credit Agreement, as originally executed, imposed certain financial covenants, including minimum tangible capital base, maximum ratio of senior funded debt to EBITDA, maximum ratio of total consolidated funded debt to EBITDA, minimum interest coverage ratio and minimum fixed charge coverage ratio.

       During 1999, the Credit Agreement was amended several times to waive instances of non-compliance with certain financial covenants, to modify financial covenants, to defer scheduled debt service payments and to reduce availability under the Working Capital Facility. At December 31, 1999 the Working Capital Facility was scheduled to expire on March 31, 2000 and the outstanding principal balance of the Term Loan and accrued interest of $110,000 were due and payable in full. At December 31, 1999, the Company was not in compliance with the covenants related to the interest coverage ratio and minimum net worth. On February 18, 2000 the Company entered into an amendment to the Credit Agreement which amended the covenants as of December 31, 1999, waived non-compliance with the December 31, 1999 covenants, and extended the maturity of the Term Loan and Working Capital Facility to December 31, 2000. Pursuant to the amendment, the Company made a principal payment of $8.0 million on February 18, 2000 and has agreed to make an additional principal payment of $1.0 million on or before June 30, 2000. The amended covenants require the Company to maintain a minimum interest coverage ratio and a minimum net worth. The Credit Agreement, as amended, permits the Company to borrow $6 million under the Working Capital Facility, subject to the eligible borrowing base, establishes interest rate margins of 2.5% on prime rate-based loans and 4.75% on LIBOR-based loans and requires minimum monthly maintenance fees of $3,000. If loans under the Working Capital Facility exceed borrowing base capacity, the Company will incur an additional margin of 2.0%. As of March 31, 2000, the Company was not in compliance with the covenant related to the interest coverage ratio and the amount drawn under the Working Capital Facility was in excess of the defined borrowing base. As a result, the outstanding principal balance of the Term Loan has been classified as current. During 1999, the Company paid fees of approximately $145,000 to amend the Credit Agreement. Fees to amend the Credit Agreement are expensed as paid.

       On April 17, 1998, in conjunction with the acquisition of Progressive, the Company sold to the MassMutual Investors $11 million of the Company's senior subordinated notes due April 17, 2005 (the "Notes"). The Notes bear interest at 12%. The Notes, as originally issued, imposed certain financial covenants, including minimum consolidated net worth, minimum fixed charge coverage ratio and maximum leverage ratio and required quarterly interest payments and prepayments of principal commencing in 2003. The Company issued to the MassMutual Investors on May 27, 1998 warrants to purchase 350,931 shares of the Company's common stock at $7.00 per share. The estimated fair market value of the warrants of $1,228,000 was recorded as a discount to the principal amount of the outstanding Notes and is being amortized to interest expense over the term of the Notes using the interest rate method. In consideration for a March 26, 1999 amendment to the Notes and in exchange for the warrant issued in 1998, the Company issued new stock purchase warrants to the MassMutual Investors to purchase 800,000 shares of common stock at $2.03125 per share. The incremental estimated fair value of the new warrants over the estimated fair value of the old warrants, $600,000, was recorded as additional debt discount. The balance of the amortization of debt discount at December 31, 1999 is $1,409,000, and will be amortized through December 31, 2000.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     BANK CREDIT AGREEMENT AND SUBORDINATED DEBT (CONTINUED):

       During 1999, the MassMutual Investors agreed to amend the Notes several times to waive instances of non-compliance with financial covenants and to defer scheduled debt service payments. As of December 31, 1999, the Company was not in compliance with the covenants related to the minimum interest coverage ratio and minimum net worth. On February 18, 2000, the MassMutual Investors agreed to waive the non-compliance as of December 31, 1999, to amend the financial covenants, to defer payment of interest to December 31, 2000 and, in exchange, accelerated the maturity of the Notes to December 31, 2000. The Notes provide that a failure of any covenant relating to other indebtedness is a default under the Notes. As a result of the non-compliance with certain covenants in the Credit Agreement, as of March 31, 2000, the Company also is not in compliance with the Notes, and the outstanding principal balance of the Notes has been classified as current.

       During 1997, the holders of $2,460,000 principal amount of the Company's 10.5% senior subordinated convertible debentures due 1997 (the "Debentures") converted their holdings into 273,318 shares of the Company's common stock at a rate of $9.00 per share. Also during 1997, the holders of warrants to purchase 39,750 shares of common stock of the Tridex (issued in 1993 to the original purchasers of the 10.5% Debentures) exercised their warrants at $9.25 per share. The amount of unamortized discount at the time of the conversion aggregating $52,000 was charged to additional paid in capital. Also during 1997, the holders of $1,250,000 principal amount of the Company's 8% subordinated convertible term promissory notes converted their holdings into 104,127 shares of Tridex common stock at $12.00 per share.

       Interest expense is stated net of interest income of $104,000 in 1999 and $348,000 in 1998. Interest income in 1997 is stated net of interest expense of $95,000.

7.     PENSION PLAN:

       In 1999, the Company's obligations under a non-qualified unfunded pension arrangement for Alvin Lukash, a shareholder and former corporate officer and Director Emeritus, ceased due to the death of Mr. Lukash. The unfunded accumulated benefit obligation at the time of his death of approximately $500,000, was eliminated and recorded as a reduction of pension expense.

8.     COMMITMENTS AND CONTINGENCIES:

       (a)    LEASE OBLIGATIONS:

              At December 31, 1999, the Company was lessee on long term operating leases for equipment and real property. The terms of certain leases provide for escalating rent payments in later years of the lease as well as payment of minimum rent and real estate taxes. Rent expense amounted to approximately $441,000 in 1999, $434,000 in 1998 and $112,000 in 1997. Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1999 are as follows: $386,000 in 2000 and $29,000 in 2001.

       (b)    LEGAL PROCEEDINGS:

              When Tridex acquired Progressive in April 1998, it granted Progressive's former shareholder, Mr. Smith, registration rights for his 714,000 shares of Tridex common stock issued as part of the purchase price. In January 1999, Mr. Smith filed a lawsuit against Tridex and Progressive. The suit seeks damages of up to $5.0 million plus a court order requiring Tridex to register the shares of its common stock issued to Mr. Smith as part of the purchase price. The suit also seeks a declaratory judgment to prevent Tridex from pursuing other claims which it has asserted against Mr. Smith in post-closing negotiations. Tridex has denied the substantive allegations in Mr. Smith's complaint, and has made counterclaims against Mr. Smith for breach of federal and state securities laws, fraud and misrepresentation. Tridex is seeking damages in an unspecified amount which is estimated to exceed Mr. Smith's claims against Tridex. Discovery has commenced in the litigation but has been stayed pending the court's decision on a motion to dismiss certain of Tridex's claims. Tridex has also initiated an arbitration proceeding against Mr. Smith under the terms of the contract governing Tridex's purchase of Progressive, alleging breach of contract. Discovery on the arbitration is proceeding, and the Company expects the arbitration hearing to be conducted within the next several months. Although it is not yet possible to predict the outcome of either the lawsuits or the arbitration, Tridex believes that it has valid defenses to Smith's claim and that the claims of Tridex and Progressive against Smith are meritorious. The Company has not yet recorded an accrual for any damages, because an unfavorable outcome in this litigation is, in management's opinion, reasonably possible but not probable. If the outcome in the litigation were unfavorable it could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

       In 1993, the Company entered into an agreement with Foley pursuant to which Tridex and Foley agreed to pay 75% and 25%, respectively, of the costs incurred after January 1, 1992 in connection with the investigation and remediation of the Site (the "Site Participation Agreement"). The Site Participation Agreement also provides that, to the extent there are available proceeds from the sale of the Site or, if not sold, from the operation of the Site after January 1, 1997, Tridex shall be reimbursed approximately $200,000 of the $250,000 it expended in connection with the Site prior to January 1, 1992. Pursuant to the Site Participation Agreement, Tridex and Foley established an escrow account (the "Tridex/Foley Escrow") into which both entities placed funds designated for the remediation. As of December 31, 1999, the Company had spent approximately $766,000 in connection with the Site.

       In 1997, Foley sold the Site to an affiliate of Stop & Shop, Inc. ("Stop & Shop"). As part of the sale transaction, Foley was required to place approximately $875,000 in escrow (the "Stop & Shop Escrow") to cover the costs of remediation, which was completed in 1999. Foley asserts that Allu and Tridex remain liable for payment of certain costs associated with the remediation of the Site after its sale to Stop & Shop. In 1997, Foley brought suit in the United States District Court, District of Massachusetts, against the Company claiming that the Company failed to contribute its share of the remediation costs pursuant to the Site Participation Agreement. Foley claims that it is entitled to reimbursement from Tridex of at least a portion of the $875,000 escrow. The Company has filed a counterclaim, and seeks reimbursement of funds previously expended in accordance with the Site Participation Agreement. Mediation of these claims between the parties was not successful, and the parties are proceeding to trial. Discovery has been completed. As of December 31, 1999, the Company had accrued $350,000 for the Site, which represents the currently estimated minimum cost of Tridex's share of remediation, after considering the Site Participation Agreement, and associated legal costs. If the Company is found to be liable under the Site Participation Agreement, it could be responsible for payment of some or all of the $875,000 paid by Foley in connection with the Site. Nevertheless, although no assurances can be given regarding the total costs which may be incurred, the Company does not believe at this time that the costs associated with the settlement, after taking into account established accruals, are reasonably likely to have a material effect on the Company's financial condition or results of operations. It is possible, however, the final resolution of this matter could have a material impact on cash flow and the Company's liquidity.

9.     STOCK OPTIONS AND WARRANTS:

       The Company presently maintains three stock option plans for employees and non-employee directors as follows:

       1998 NON-EXECUTIVE LONG TERM INCENTIVE PLAN

       The 1998 Long Term Incentive Plan (the "1998 Non-Executive Plan") was approved by the shareholders of the Company at the Annual Meeting held on May 27, 1998. The 1998 Non-Executive Plan permits stock-based incentive compensation in the form of: (a) stock options, (b) stock appreciation rights, (c) restricted stock, (d) deferred stock, (e) stock purchase rights and (f) other stock-based compensation. Pursuant to the 1998 Non-Executive Plan, up to 600,000 shares of common stock may be distributed to key non-executive employees of the Company. Options granted are at prices equal to 100% of the fair market value of the common stock at the date of grant. Under APB 25 when the exercise price of employee stock options equals the fair market value of the underlying stock on the date of grant, no compensation expense is recognized. Options granted are exercisable at the discretion of the Stock Option Committee, but in no event shall the period be for more than ten years. Ninety days after an employee's termination, the outstanding options are canceled. At December 31, 1999 the Company had reserved 600,000 shares of common

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     STOCK OPTIONS AND WARRANTS (CONTINUED):

       stock for issuance upon the exercise of options granted under the 1998 Non-Executive Plan. At December 31, 1999, options for 238,664 shares were outstanding under the 1998 Non-Executive Plan at exercise prices ranging from $1.5625 to $7.00 per share. These options, of which 51,457 were exercisable, have a weighted average exercise price of $4.56 per share and a weighted average remaining contractual life of 8.9 years.

       1997 LONG TERM INCENTIVE PLAN

       The 1997 Long Term Incentive Plan (the "1997 Plan") was approved by the shareholders of the Company at the Annual Meeting held on May 14, 1997 and amended at the Annual Meeting on May 27, 1998 to increase the number of authorized shares. The 1997 Plan permits stock-based incentive compensation in the form of: (a) stock options, (b) stock appreciation rights, (c) restricted stock, (d) deferred stock, (e) stock purchase rights and (f) other stock-based compensation. Pursuant to the 1997 Plan, as amended, up to 1,000,000 shares of common stock may be distributed to officers and key employees of the Company. Options granted are at prices equal to 100% of the fair market value of the common stock at the date of grant. Under APB 25 when the exercise price of employee stock options equals the fair market value of the underlying stock on the date of grant, no compensation expense is recognized. Options granted are exercisable at the discretion of the Stock Option Committee of the Board, but in no event shall the period be for more than ten years. Ninety days after an employee's termination, the outstanding options are canceled. At December 31, 1999 the Company had reserved 971,335 shares of common stock for issuance upon the exercise of options granted under the 1997 Plan. At December 31, 1999, options for 486,330 shares were outstanding under the 1997 Plan at exercise prices ranging from $2.03 to $7.50 per share. These options, of which 215,307 were exercisable, have a weighted average exercise price of $3.49 per share and a weighted average remaining contractual life of 7.3 years.

       NON-EMPLOYEE DIRECTORS PLAN

       The Non-Employee Directors' Stock Plan (the "Directors' Plan") was approved by the Shareholders of the Company at the Annual Meeting held on May 14, 1997. The Directors' Plan permits the issuance to non-employee directors of the Company of options for up to 100,000 shares of the Company's common stock. Options issued under the Directors' Plan do not qualify as incentive options under Section 422 of the Internal Revenue Code. Options to purchase 10,000 shares of the Company's common stock were granted to each non-employee director upon the effective date of the Directors' Plan. Persons subsequently elected as non-employee directors will be granted options to purchase 10,000 shares on the date of their election. Thereafter, on the date of the Company's Annual Meeting of Shareholders, each non-employee director will be granted an option to purchase 3,000 shares of common stock. Options become exercisable in three equal annual installments and may be exercised within ten years of the date of the grant. At December 31, 1999 the Company had reserved 100,000 shares of common stock for issuance upon the exercise of options granted under the Directors' Plan. At December 31, 1999, options for 51,000 shares were outstanding under the Directors Plan at exercise prices ranging from $2.81 to $6.75 per share. These options, of which 22,998 were exercisable, have a weighted average exercise price of $3.33 per share and a weighted average remaining contractual life of 8.0 years.

       1989 LONG TERM INCENTIVE PLAN

       The 1989 Long Term Incentive Plan ("the 1989 Plan"), which was terminated upon the approval of the 1997 Plan, permitted various forms of stock-based incentive compensation. During 1997, the Company accelerated the vesting of all outstanding options in conjunction with the distribution of the TransAct shares.

       WARRANTS:

       As of December 31, 1999, the Company had outstanding stock purchase warrants for 800,000 shares of common stock issued to the MassMutual Investors in conjunction with the issuance of the Notes discussed in Note
       6. These warrants are exercisable at $2.03125 per share through April 17, 2008. During 1997, stock purchase warrants were exercised for an aggregate of 230,632 shares of common stock, consisting of warrants for 117,550 shares held by directors of the Company and 113,082 shares issued to the purchasers of previously outstanding debentures and the placement agent for the debentures.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     STOCK OPTIONS AND WARRANTS (CONTINUED):

       The following summarizes the combined activity of all stock option plans and outstanding warrants during the three-year period ended December 31, 1999:


                                               Weighted-              Weighted-
                                  Stock         Average   Options and  Average
                               Options and     Exercise    Warrants    Exercise
                                 Warrants        Price    Exercisable   Price
                                ---------      --------    ---------   --------

Balance, December 31, 1996        862,742      $   7.45      445,994   $   7.50

Granted                           471,000          2.96
Exercised                        (859,932)         7.44
Canceled                          (23,810)         9.16
                                ---------
Balance, December 31, 1997        450,000          2.97            0

Granted                           860,431          6.43
Exercised                         (28,665)         2.81
Canceled                         (143,836)         4.63
                                ---------
Balance, December 31, 1998      1,137,930          4.65      117,981       3.00

Granted                         1,009,000          2.08
Canceled                         (570,936)         6.33
                                ---------
Balance, December 31, 1999      1,575,994      $   2.92    1,089,762   $   2.53
                                =========      ========    =========   ========

       The following summarizes additional information about stock options and warrants outstanding at December 31, 1999:


                          Options and Warrants Outstanding    Options and Warrants Exercisable
                        ------------------------------------  --------------------------------
                            Number      Weighted-  Weighted-       Number         Weighted-
       Range of         Outstanding at   Average    Average     Exercisable at    Average
       Exercise          December 31,   Exercise   Remaining     December 31,     Exercise
        Prices              1999         Price        Life           1999          Price
--------------------    --------------  --------   ---------    --------------    ---------
$ 1.5625    $ 2.0313        890,000     $   2.01      8.42          800,000       $   2.03
  2.1250      2.8125        301,830         2.73      8.75          129,974           2.81
  3.0938      3.8750        162,500         3.25      5.57           84,164           3.23
  4.1250      6.7500         58,664         5.02      8.56           21,318           5.04
  7.0000      7.5000        163,000         7.12      8.28           54,306           7.12
                          ---------     --------      ----          -------       --------
                          1,575,994     $   2.92      8.06        1,089,762       $   2.53
                          =========     ========      ====        =========       ========


                       TRIDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.     STOCK OPTIONS AND WARRANTS (CONTINUED):

       Had compensation expense been recognized based on the fair value of the options at their grant dates, as prescribed in Financial Accounting Standard No. 123, the Company's net loss and loss per share would have been:


                                            Year Ended December 31,
                                      ----------------------------------
                                        1999          1998         1997
                                      --------      --------      ------
                                 (Dollars in thousands except per share amounts)

       Net loss:
         As reported                  $(14,765)     $(14,146)     $  (35)
         Pro forma under FAS 123      $(15,373)     $(14,513)     $ (301)
       Pro forma loss per share,
         basic and diluted:
         As reported                  $ (2.32)      $  (2.33)     $(0.01)
         Pro forma under FAS 123      $ (2.41)      $  (2.41)     $(0.06)



       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                        1999              1998              1997
                                   ------------      -------------     -------------

       Dividend yield                     0%                0%                0%
       Risk-free interest rates     4.91% - 5.80%     4.08% - 5.61%     5.72% - 6.22%
       Expected volatility          42.1% - 44.0%     36.7% - 43.7%     37.6% - 38.6%
       Expected option term         3 years           3 years           3 years


10.    INCOME TAXES:

       The components of the income tax provision (benefit) are as follows:


                                                  Year Ended December 31,
                                           ---------------------------------
                                             1999          1998         1997
                                           -------       -------       -----
                                                  (Dollars in thousands)

       Current:
          Federal                          $  (329)      $    69       $  88
          State and foreign                    301           (17)        (18)
                                           -------       -------       -----
                                           $   (28)      $    52       $  70
                                           -------       -------       -----
       Deferred:
          Federal                          $ 7,856       $(7,498)      $(107)
          State                                680          (729)         (7)
                                           -------       -------       -----
                                           $ 8,536       $(8,227)      $(114)
                                           -------       -------       -----
       Provision (benefit) for income
         taxes                             $ 8,508       $(8,175)      $ (44)
                                           -------       -------       -----


       Income tax provision (benefit) is included in the statement of operations as follows:


                                                Year Ended December 31,
                                           -------------------------------
                                            1999        1998         1997
                                           ------      -------       -----
                                               (Dollars in thousands)

       Continuing operations               $7,276      $(9,026)      $(556)
       Discontinued operations              1,232          851         512
                                           ------      -------       -----
       Provision (benefit) for income
         taxes                             $8,508      $(8,175)      $(44)
                                           ------      -------       -----


       Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company's gross deferred tax assets and liabilities were comprised of the following:


                                                            DECEMBER 31, 1999 December 31, 1998
                                                            ----------------- -----------------
                                                                 (Dollars in thousands)

       Gross deferred tax assets:
         In-process research and development                   $ 6,005              $6,188
         Future deductible liabilities and reserves              1,211                 728
         Net operating loss carryforwards                        3,866               2,487
         Federal minimum tax credit carryforwards                  210                 169
         Federal business and other tax credit carryforwards       375                 149
                                                               -------              ------
                                                               $11,667              $9,721
                                                               =======              ======
         Depreciation                                          $   207              $   42
                                                               =======              ======


       At December 31, 1999 and 1998, the Company had recorded a valuation allowance of $11,460,000 and $831,000, respectively. At December 31, 1998, the valuation allowance relates primarily to state net operating loss carryforwards and certain deferred tax deductions for which a tax benefit will not likely be realized. At December 31, 1999, management has concluded that realization of the deferred tax assets related to net operating loss carryforwards and deductible in-process research and development through future taxable earnings or alternative tax strategies is no longer more likely than not, and accordingly has increased the valuation allowance. Management's conclusion is based on the Company's recent cumulative losses.

       At December 31, 1999, the Company had federal net operating loss carryforwards of $9,115,000 that expire beginning 2018 through 2019 and state net operating loss carryforwards of $15,783,000 that expire beginning in 2000 through 2019. The Company also had federal minimum tax credit carryforwards of $210,000 which may be carried forward indefinitely as a credit against regular federal tax liability in future years and other tax credit carryforwards of $375,000 consisting primarily of research and development tax credits that expire beginning 2010 through 2018.

       Differences between the U.S. statutory federal income tax rate and the Company's effective income tax rate on continuing operations are analyzed below:


                                                Year Ended December 31,
                                           -----------------------------------
                                           1999          1998          1997
                                           -----         -----         -----
       Federal statutory tax rate          (34.0%)       (34.0%)       (34.0%)
       State income taxes, net
                                            (3.2%)        (3.4%)        (4.7%)
       Valuation allowance                 118.2%
       Other                                (0.1%)         0.2%          0.6%
                                           ------        ------        ------
       Effective tax rate                   80.9%        (37.6%)       (38.1%)
                                           ======        =====         =====


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A)    DIRECTORS.

       The information contained in "Information Concerning Nominees for Election as Directors and Executive Officers" of the Company's Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders which is scheduled to be held in May 2000 is hereby incorporated herein by reference. Also see Item 1(E)(i) above.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in "Certain Relationships and Related Transactions" of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)    THE FOLLOWING FINANCIAL STATEMENTS AND EXHIBITS ARE FILED AS PART OF THIS
       REPORT:

         (i)      FINANCIAL STATEMENTS
                  See Item 8 on page 15.

        (ii)      FINANCIAL STATEMENT SCHEDULES
                  See Item 8 on page 15.

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

                                         TRIDEX CORPORATION



                                         By: /s/ SETH M. LUKASH
                                             ----------------------------------
                                             Seth M. Lukash
                                             Chairman of the Board, President,
                                              Chief Executive Officer, Chief
                                              Financial Officer, Chief Operating
                                              Officer and Director
                                             Date:   April 14, 2000

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                               TITLE                                DATE
---------                                               -----                                ----

   /s/ SETH M. LUKASH                    Chairman of the Board, President, Chief         April 14, 2000
----------------------------------
Seth M. Lukash                           Executive Officer, Chief Operating Officer,
(Principal Executive Officer             Chief Financial Officer and Director
  and Principal Financial Officer)

   /s/ GRAHAM Y. TANAKA                  Director                                        April 14, 2000
----------------------------------
Graham Y. Tanaka

   /s/ PAUL J. DUNPHY                    Director                                        April 14, 2000
----------------------------------
Paul J. Dunphy

                                         Director                                        April 14, 2000
----------------------------------
Thomas R. Schwarz

                                         Director                                        April 14, 2000
----------------------------------
Dennis J. Lewis


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

 2.2    Stock Purchase Agreement dated as of February 8, 2000, between Tridex
        Corporation, Ultimate Technology Corporation and CFG Capital
        Management II, L.P. filed as Exhibit 10.1 to the company's Current
        Report on Form 8-K filed March 6, 2000 is hereby incorporated herein by reference.

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

 4.2 Tridex Corporation 1997 Long Term Incentive Plan (as amended and restated), filed as Exhibit A to the Company's Proxy Statement for the Annual Meeting of Shareholders filed April 17, 1997 is hereby incorporated herein by reference. *

 4.3    Tridex Corporation Non-Employee Directors' Stock Plan filed as
        Exhibit B to the Company's Proxy Statement for the Annual Meeting of
        Shareholders filed April 17, 1997 is hereby incorporated herein by reference. *

 4.4 Tridex Corporation 1998 Non-Executive Long Term Incentive Plan filed as Exhibit A to the Company's Proxy Statement for the Annual Meeting of Shareholders filed May 8, 1998 is hereby incorporated herein by reference. *

 4.5 Registration Rights Agreement by and between Paul J. Smith and Tridex dated as of April 17, 1998 filed as Exhibit 4.1 to the Company's
        Current Report on Form 8-K filed April 30, 1998 is hereby incorporated herein by reference.

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

 4.8    Form of Letter of Waiver and Limited Amendment dated November 12,
        1998 by and among Massachusetts Mutual Life Insurance Company and certain of its affiliates and Tridex filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1998 is hereby incorporated herein by reference.

 4.9    Second Amendment to Securities Purchase Agreements dated March 26,
        1999 by and among Massachusetts Mutual Life Insurance Company and certain of its affiliates and Tridex filed as Exhibit 4.9 to the Company's Annual Report on Form 10-K for the year ended December 31,
        1998 is hereby incorporated herein by reference.



                                                                                   Page
                                                                                  Number
                                                                                  ------


 4.10   Third Amendment to Securities Purchase Agreements dated as of June
        30, 1999 by and among Massachusetts Mutual Life Insurance Company and certain of its affiliates and Tridex filed as Exhibit 4.10 to the Company's Current Report on Form 8-K filed on July 16, 1999 is hereby incorporated herein by reference.

 4.11   Fourth Amendment to Securities Purchase Agreements dated as of
        September 30, 1999 by and among Massachusetts Mutual Life Insurance
        Company and certain of its affiliates and Tridex filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1999 is hereby incorporated herein by reference.

 4.12   Fifth Amendment to Securities Purchase Agreements dated as of
        February 18, 2000 by and among Massachusetts Mutual Life Insurance
        Company and certain of its affiliates and Tridex filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 6, 2000 is hereby incorporated herein by reference.

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

10.5    Amendment No. 2 to Credit Agreement dated as of March 30, 1999, to
        Credit Agreement dated as of April 17, 1998, by and between Fleet, Tridex, Progressive Software, Inc. and Ultimate Technology
        Corporation filed as Exhibit 10.20 to the Company's Annual Report on
        Form 10-K for the year ended December 31, 1998 is hereby incorporated herein by reference.

10.6    Amendment No. 3 to Credit Agreement dated as of June 30, 1999, to
        Credit Agreement dated as of April 17, 1998, by and between Fleet, Tridex, Progressive Software, Inc. and Ultimate Technology
        Corporation filed as Exhibit 10.21 to the Company's Current Report on
        Form 8-K filed on July 16, 1999 is hereby incorporated herein by reference.

10.7    Amendment No. 4 to Credit Agreement dated as of September 30, 1999 to
        Credit Agreement dated as of April 17, 1998, by and between Fleet, Tridex, Progressive Software, Inc. and Ultimate Technology
        Corporation filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 is hereby incorporated herein by reference.

10.8    Amendment No. 5 to Credit Agreement dated as of February 18, 2000, to
        Credit Agreement dated as of April 17, 1998, by and between Fleet, Tridex, Progressive Software, Inc. and Ultimate Technology
        Corporation filed as Exhibit 10.2 to the Company's Current Report on
        Form 8-K filed March 6, 2000 is hereby incorporated herein by reference.

10.9    Tax Sharing Agreement dated as of July 31, 1996 between Tridex and
        TransAct Technologies Incorporated filed as Exhibit 10.8 to the
        Company's Quarterly Report on Form 10-Q for the quarter ended
        September 28, 1996 is hereby incorporated herein by reference.

10.10   Employment Agreement dated December 2, 1996 between Tridex and Seth
        M. Lukash filed on March 31, 1997 as Exhibit 10.10 to the Company's
        Annual Report on Form 10-K for the year ended December 31, 1996, is hereby incorporated herein by reference. *

10.11   Employment Agreement dated August 2, 1999 between Tridex and Thomas
        Mounts. *                                                                  __

10.12   Employment Agreement dated August 7, 1996 between Tridex and George T.
        Crandall filed on March 31, 1997 as Exhibit 10.11 to the Company's
        Annual Report on Form 10-K for the year ended December 31, 1996, is hereby incorporated herein by reference. *

11.1    Statement re:  computation of per share earnings.                          __



                                                                                   Page
                                                                                  Number
                                                                                  ------


21.1    List of Subsidiaries of Tridex.                                            __
23.1    Consent of Independent Accountants                                         __
27.1    Financial Data Schedule.


*       Management contract or compensatory plan or arrangement.