Form 10-K/A
period 1999-12-31
TRIDEX CORP
filed 2000-04-28
CIK 47254

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                    -----------------------------------------
                                   FORM 10-K/A
                    -----------------------------------------

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended: DECEMBER 31, 1999
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to
         _____________.


                  For the fiscal year ended: DECEMBER 31, 1999

                    -----------------------------------------
                         Commission File Number: 1- 5513
                    -----------------------------------------


                               TRIDEX CORPORATION
             (Exact name of registrant as specified in its charter)

                  CONNECTICUT                                 06-0682273
(State or other jurisdiction of incorporation or           (I.R.S. Employer
                 organization)                            Identification No.)

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

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K as set forth in the pages attached hereto:

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION CONCERNING NOMINEES FOR ELECTION AS DIRECTORS

         SETH M. LUKASH, 54, has been a senior executive officer of the Company since 1977 and has been a Director since 1979. He has served as Chairman of the Board of Directors of the Company since November 1988, Chief Executive Officer since August 1987 and President and Chief Operating Officer since June 1989. In addition, Mr. Lukash has assumed the responsibilities of Chief Financial Officer of the Company since the departure of the Company's former CFO in February 2000. Mr. Lukash previously served as President of the Company from September 1983 to August 1988 and as Chief Operating Officer from September 1983 to August 1987.

         PAUL J. DUNPHY, 80, has been a Director of the Company since 1989. Mr. Dunphy has been a management consultant from 1988 until the present. Mr. Dunphy was Chairman of the Board, Chief Executive Officer and President of Towle Manufacturing Company from 1985 through 1988 and was Executive Vice President of Anchor Hocking, a glass and metal manufacturer, from 1970 through 1984. Mr. Dunphy is a Director of Midwest Fabricating Co. and Four Johns Corporation. He is also a member of the Board of Trustees of Mt. Ida College, the President's Advisory Council of Bentley College and the Executive Advisory Board for Ohio University.

         GRAHAM Y. TANAKA, 52, has been a Director of the Company since 1988. Mr. Tanaka has been President of Tanaka Capital Management, Inc., an investment management firm, since 1986. From 1980 to 1986, Mr. Tanaka served as Chairman of Milbank, Tanaka & Associates. He is also President of The Tanaka Funds, Inc. Mr. Tanaka is a director of TransAct Technologies Incorporated ("TransAct"), a manufacturer of transaction based printers which was a subsidiary of the Company through March 31, 1997. Mr. Tanaka is also a member of the Board of Directors of the Japanese American National Museum.

         THOMAS R. SCHWARZ, 63, has been a Director of the Company since 1995. Mr. Schwarz was Chairman of Grossman's Inc., a retailer of building materials, from 1990 to 1994, when he retired. Mr. Schwarz was President, Chief Operating Officer and a director of Dunkin' Donuts Incorporated, a food service company, from 1980 to 1990. He is the Chairman of the Board of Directors of TransAct and a director of Lebhar-Friedman Publishing Company, Yorkshire Restaurants and Foilmark, Inc., a manufacturer of hot stamping equipment and supplies. He is a Trustee of the Tanaka Growth Fund. Mr. Schwarz was a board member of The Timberland Company, an overseer of WGBH Educational Foundation, Inc. (New England Public

Broadcasting), the David Littman Foundation, The Walnut Hill School and co-chairman of the Inner City Scholarship Fund.

         DENNIS J. LEWIS, 45, has been a Director of the Company since 1997. Mr. Lewis was President of Ultimate Technology Corporation ("Ultimate"), formerly a wholly owned subsidiary of the Company, from its acquisition by the Company in 1993 until September 30, 1998. Prior to the acquisition, Mr. Lewis served as Ultimate's President, Chief Executive Officer and Director since 1988. Mr. Lewis founded Serv Tech, Inc., a computer sales and engineering company, and served as its Chairman and Chief Executive Officer from 1981 to 1983. Mr. Lewis has held senior management positions related to the sales, engineering and service of computer peripherals with Add Electronics, RG Engineering, Naum Brothers and Digital Equipment Corporation. During 1999, Mr. Lewis was a director of Walgem, Inc., was a director of U.S. Tech, Inc., and was the President and Chief Executive Officer of Innovative Solutions Corporation.

INFORMATION CONCERNING NON-DIRECTOR EXECUTIVE OFFICERS

         THOMAS T. MOUNTS, II, 44, joined Progressive Software, Inc. ("Progressive") as its President in August 1999. Prior to joining Progressive, he most recently served as Associate Vice President of Software Engineering for NCR Worldwide Professional Services, where he initiated the development and deployment of software engineering programs worldwide. Throughout his five year career with NCR, he also served as Senior Director of Manufacturing, Engineering and Logistics for NCR Global Applications Development, and Senior Partner/Director, Technology Consulting US for NCR Professional Services, where he led client engagement and facilitated the design and development of customer-specific solutions. Before joining NCR, Mr. Mounts spent 10 years at IBM in a variety of roles, including Industry Client Executive/Market Opportunity Manager in the IBM Consulting Group, and Enterprise Software and Services Manager.

COMPLIANCE WITH SECTION 16(a)

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, or written representations that no other reports were required for those persons, the Company believes that, during the fiscal year ended December 31, 1999, the Company's Directors, Executive Officers and persons who beneficially own more than 10% of the Company's equity securities filed all reports required under Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth the compensation earned by the Company's Chief Executive Officer and the four most highly compensated Executive Officers who earned more than $100,000 in salary and bonus in 1999 for each of the last three fiscal years.

                                        ANNUAL COMPENSATION (a)    LONG TERM       ALL OTHER
                                        -----------------------   COMPENSATION     (COMPENSA
                                                                     (c)($)       -TION(c)($)
                                                                   SECURITIES
        NAME AND             FISCAL        SALARY      BONUS       UNDERLYING
   PRINCIPAL POSITION         YEAR           ($)       (b)($)       OPTIONS(#)
--------------------------
Seth M. Lukash                1999        $282,000    $      0             0       $  5,000
Chairman of the Board,        1998        $276,000    $      0             0       $  4,170
President, Chief              1997        $270,000    $135,000        80,000       $  1,055
Executive Officer and
Chief Operating Officer

Gary H. German                1999        $157,600    $  3,000             0       $ 22,393
Vice President, Sales         1998        $135,375    $ 11,824             0       $ 36,512
and Marketing, Ultimate       1997        $132,598    $ 12,917        45,000       $239,833
Technology Corporation

John MacWillie (d)            1999         $150,000   $      0        25,000       $  3,036
VP Technology &               1998         $ 96,634   $      0        40,000       $  1,250
Strategic Bus. Devel.,
Tridex Corporation

Daniel A. Bergeron (e)        1999        $150,000    $      0        25,000       $  1,786
Vice President and Chief      1998        $117,692    $      0        60,000       $    563
Financial Officer,
Tridex Corporation

Samuel J. Villanti (f)        1999        $145,000    $  3,000             0       $  2,033
President, Ultimate           1998        $ 68,265    $      0        30,000       $      0
Technology Corporation

(a) Neither the Chief Executive Officer nor any of the other Executive Officers named in the table received perquisites or other personal benefits in an amount which exceeded 10% of their salary plus bonus during 1999.
(b) The bonus amounts are payable pursuant to the Company's discretionary incentive plan described more fully in the Report of the Compensation and Stock Option Committee of the Board of Directors.
(c) In March 1997, Mr. German received 14,500 shares of the Company's common stock under a Stock Incentive Compensation Agreement with the Company. On the date of grant, the Company's common stock price was $16.4375. Accordingly, Mr. German's compensation was $238,344. Mr. German received an additional 7,250 shares in January 1998, at a price of $4.8125, for additional compensation of $34,890, and a final 7,250 shares in January 1999, at a price of $2.8125, for additional compensation of $20,391. All other amounts reported in this column consist entirely of Company contributions under the Company's 401(k) Plan.
(d) Mr. MacWillie joined the Company in May 1998 and resigned from the Company in February 2000.
(e) Mr. Bergeron joined the Company in March 1998 as its Chief Financial Officer and resigned from the Company in February 2000.
(f) Mr. Villanti joined the Company on October 12, 1998. He remained as President of Ultimate until the sale of Ultimate on February 18, 2000, and is no longer an employee of Tridex.

OPTION GRANTS IN 1999

         Except as set forth below, no options to purchase the Company's common stock were granted during the fiscal year ended December 31, 1999 to the named Executive Officers:

                                                                                     Grant Date Value (b)
                                            Individual Grants
                          ----------------------------------------------------
                                          % of Total
                                           Options
                                          Granted to
                                          Employees     Exercise or     Expira
                           Options           in         Base Price       -tion
NAME                      Granted(a)      the Year      ($/share)        Date
----                      ----------      --------      ---------        ----        --------------------
Daniel A. Bergeron          25,000         13.48%        $2.03125       3/26/09         $17,490

John MacWillie              25,000         13.48%        $2.03125       3/26/09         $17,490

(a) All options were granted under the Company's 1997 Long Term Incentive Plan (the "1997 Plan"). In general, options granted under the 1997 Plan are at an exercise price equal to 100% of the fair market value of the common stock on the date of grant, expire ten years from the date of grant, and become exercisable on the first through third anniversaries of the date of grant.
(b) The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 43.0%;
         expected life of 3 years; risk-free interest rate of 5.1%; and common stock dividend rate of 0%.

AGGREGATE OPTION EXERCISES IN 1999 AND VALUES AT DECEMBER 31, 1999

          No options to purchase the Company's common stock were exercised by the named Executive Officers during the fiscal year ended December 31, 1999.

                           Number of Securities Underlying                 Value of Unexercised
                                Unexercised Options At                         In-the-Money
                                  December 31, 1999                           Options ($)(a)

NAME                       EXERCISABLE         UNEXERCISABLE         EXERCISABLE        UNEXERCISABLE
----                       -----------         -------------         -----------        -------------
Seth M. Lukash                53,332               26,668                 --                  --

Gary H. German                30,000               15,000                 --                  --

John MacWillie                15,000               55,000                 --                  --

Dan Bergeron                  20,000               65,000                 --                  --

Samuel                        10,000               20,000                 --                  --
Villanti

(a) The closing price for the Company's common stock as reported by the Nasdaq Stock Market on December 31, 1999 was $1.625. Consequently, none of the options were in-the-money as of December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as to the beneficial ownership of the Company's common stock as of April 24, 2000 for each person who is known by the Company to own beneficially more than five percent of the Company's issued and outstanding common stock, each person who is a Director, a nominee for Director, or an individual named in the Summary Compensation Table, and all Directors and Executive Officers of the Company as a group. The persons named in such table have furnished the information set forth opposite their respective names:

                                                              AMOUNT AND NATURE OF   PERCENT OF
NAME OF BENEFICIAL OWNER                                     BENEFICIAL OWNERSHIP(a)  CLASS(b)
------------------------------------------------------------------------------------------------
MANAGEMENT BENEFICIAL OWNERS
Seth M. Lukash                                                    602,705   (c)        9.35%

Graham Y. Tanaka                                                  137,516   (d)        2.15%

Paul J. Dunphy                                                     55,500   (e)           *

Thomas R. Schwarz                                                  20,500   (e)           *

Dennis J. Lewis                                                   137,014   (f)        2.05%

Daniel A. Bergeron                                                      0   (g)           *

Gary H. German                                                     77,256   (g)           *

John MacWillie                                                          0   (g)           *

Samuel J. Villanti                                                 10,000   (h)           *

All Directors and Executive Officers
  as a group (5 persons)                                          953,235   (i)       14.69%

OTHER BENEFICIAL OWNERS
Paul J. Smith                                                     714,000             11.21%
   85 North Hill Side Drive, North Myrtle Beach, SC 29582

Massachusetts Mutual Life Insurance Company & Related Parties   1,085,714   (j)       15.15%
   1295 State Street, Springfield, MA 01111
Dimensional Fund Advisors, Inc.                                   318,700   (k)        5.00%
   1299 Ocean Avenue, Santa Monica, CA 90401

(a) Except as otherwise indicated, each of the persons named in the table has sole voting power and sole investment power with respect to the shares set forth opposite his name.
(b)      An asterisk denotes beneficial ownership of less than 1%.
(c) Includes 80,000 shares exercisable under the Company's 1997 Long Term Incentive Plan (the "1997 Plan"). Mr. Lukash's address is care of the Company at 61 Wilton Road, Westport, CT 06880.
(d) Includes 2,000 shares held of record by Mr. Tanaka's sons, and 13,000 shares issuable upon exercise of options granted under the Company's Non-employee Directors' Stock Plan (the "Directors' Plan") which are currently exercisable or become exercisable within 60 days.
(e) Includes 13,000 shares issuable upon exercise of options granted under the Director's Plan which are currently exercisable or become exercisable within 60 days.
(f) Includes 1,000 shares issuable upon exercise of options granted under the Director's Plan which are currently exercisable or become exercisable within 60 days.
(g) Vested options terminated immediately upon the officer's leaving the employ of Tridex.
(h) Represents 10,000 vested options issued under the 1997 Plan which remain exercisable until May 18, 2000 pursuant to Mr. Villanti's Stay Bonus Agreement with the Company.
(i) Represents beneficial ownership of the directors and officers of the Company as of April 24, 2000, and includes 120,000 shares exercisable under the 1997 Plan and 40,000 shares issuable upon exercise of options granted under the Directors' Plan which are currently exercisable or become exercisable within 60 days.
(j) Represents shares beneficially owned by Massachusetts Mutual Life Insurance Company, MassMutual Corporate Investors, MassMutual Participation Investors and MassMutual Corporate Value Partners Limited (the "MassMutual Investors") and includes warrants to purchase 800,000 shares of common stock at $2.03125.
(k) Dimensional Fund Advisors, Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 318,700 shares of common stock as of December 31, 1999, all of which shares are held in portfolios of DFA Investment Dimensions Group, Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prior to 1997, the Company made a personal loan to Seth M. Lukash, Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and a Director of the Company. During 1999, the highest outstanding balance of the loan to Seth M. Lukash was $125,000. The loan is evidenced by a demand note and bears interest at an annual rate equal to the rate charged by the Company's senior lender on its line of credit. The Company's Board of Directors has agreed to defer payment of the principal balance of the loan until June 2000. Interest on the loan is paid quarterly. As of April 24, 2000, the principal amount outstanding under the loan was $125,000.

         On March 14, 1997, the Company accepted a note in the amount of $801,375.00 from Seth M. Lukash in payment of the exercise price of options and warrants. The note is a full recourse note, bearing interest payable quarterly at 7.577% and secured by a pledge of shares acquired through the exercise of the options and warrants.
The highest amount outstanding under the note during 1999 was $801,375.00. As of April 24, 2000, the principal balance of this note was $600,000.
Mr. Lukash will repay $350,000 of the outstanding balance of the note by June 30, 2000.

         On March 10, 1997, Mr. Lewis and Mr. German, and along with Paul Wolf, all of whom were shareholders of Ultimate Technology Corporation ("Ultimate") prior to its acquisition by Tridex in January 1993 (collectively, the "Ultimate Officers") entered into a Stock Incentive Compensation Agreement (the "SIC Agreement") which terminated the Employee Performance Compensation Agreement entered into among the Ultimate Officers, Ultimate and the Company at the time of the acquisition. Under the terms of the SIC Agreement, 100,000 shares of the Company's common stock were issued to the Ultimate Officers, of which 50,000 shares were pledged to Ultimate (the "Pledged Stock") pursuant to a Pledge Agreement, which expires upon the satisfaction of certain service obligations. On January 2, 1998 the Company released to the Ultimate Officers 25,000 shares from escrow. Effective September 30, 1998, Mr. Lewis voluntarily terminated his employment with Ultimate and, in accordance with the provisions of the SIC Agreement, forfeited 11,500 shares. The balance of the Pledged Stock was released to Messrs. German and Wolf in January 1999.

         Effective as of February 18, 2000, in connection with the sale of Ultimate, Tridex entered into a Stay Bonus Agreement with Samuel J. Villanti. This Agreement provides that the Company shall pay to Mr. Villanti a stay bonus in the amount of $100,000.00, payable in one lump sum cash payment on the earlier of (i) a Change in Control of the Company (as defined in the Agreement), or (ii) May 18, 2001, subject to certain conditions to payment set forth in the Agreements. The Company also awarded Mr. Villanti stock options to purchase 30,000 shares of Company common stock, no par value, under the 1997 Plan, exercisable in full six (6) months after the date of grant, or upon a Change in Control of the Company, if earlier.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TRIDEX CORPORATION


                                    By: /s/ SETH M. LUKASH
                                        ----------------------------------------
                                        Seth M. Lukash
                                        Chairman of the Board, President,
                                        Chief Executive Officer, Chief Financial
                                        Officer, Chief Operating Officer and
                                        Director
                                        Date: April 28, 2000

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                                              Date
---------                               -----                                              ----


   /s/ SETH M. LUKASH                   Chairman of the Board, President, Chief       April 28, 2000
------------------------------------    Executive Officer, Chief Operating Officer,
Seth M. Lukash                          Chief Financial Officer and Director
(Principal Executive Officer
 and Principal Financial Officer)


   /s/ GRAHAM Y. TANAKA                 Director                                      April 28, 2000
------------------------------------
Graham Y. Tanaka


   /s/ PAUL J. DUNPHY                   Director                                      April 28, 2000
------------------------------------
Paul J. Dunphy


                                        Director                                      April 28, 2000
------------------------------------
Thomas R. Schwarz


                                        Director                                      April 28, 2000
------------------------------------
Dennis J. Lewis