Form 10-Q
period 2000-03-31
TRIDEX CORP
filed 2000-05-18
CIK 47254

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

  (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2000

                                       OR

      |_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from: _________to___________:

                         Commission file number: 1-5513

                               TRIDEX CORPORATION
             (Exact name of Registrant as specified in its charter)

           Connecticut                                   06-0682273
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                        61 Wilton Road Westport, CT 06880
               (Address of principal executive offices) (ZIP Code)

                                 (203) 226-1144
               (Registrant's telephone number including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by checkmark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                                    Outstanding
         -----                                                    -----------

         Common Stock, no par value                               6,368,289

                        TRIDEX CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                        Page No.

PART I       Financial Information:

    Item 1.     Financial Statements (unaudited)

                Consolidated Condensed Balance Sheets
                March 31, 2000 and December 31, 1999                       3

                Consolidated Statements of Operations for the
                Quarters Ended March 31, 2000 and March 31, 1999           4

                Consolidated Statements of Cash Flows for the
                Quarters Ended March 31, 2000 and March 31, 1999           5

                Notes to Consolidated Condensed Financial Statements       6

    Item 2.     Management's Discussion and Analysis of Results of
                Operations and Financial Condition                         8

PART II      Other Information:

    Item 5. Other Information                                             10

    Item 6.     Exhibit and Report on Form 8-K                            10

Signatures                                                                11

Exhibit Index                                                             12

                        TRIDEX CORPORATION AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                  March 31,  December 31,
                                                                    2000        1999
ASSETS
Current assets:
  Cash and cash equivalents                                      $    877    $    367
  Receivables                                                       2,693       5,352
  Inventories                                                       1,729       1,945
  Investment in net assets of discontinued operations (Note 2)          0       5,881
  Other current assets                                                486         353
                                                                 --------------------
    Total current assets                                            5,785      13,898
                                                                 --------------------

Plant and equipment                                                2,705       2,663
Less accumulated depreciation                                      (1,210)     (1,046)
                                                                 --------------------
                                                                    1,495       1,617

Goodwill and intangible assets, net                                10,497      10,822
Purchased and internally developed software costs, net              9,292       9,856
Other assets                                                          952         703
                                                                 --------------------
                                                                 $ 28,021    $ 36,896
                                                                 ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank loan payable                                              $  3,017    $  5,740
  Long-term debt (Note 4)                                          13,635      20,691
  Accounts payable                                                  2,106       3,592
  Accrued liabilities                                               3,168       2,411
  Deferred revenue                                                    706         199
                                                                 --------------------
    Total current liabilities                                      22,632      32,633
                                                                 --------------------

Shareholders' equity :
Common stock, no par value                                          1,634       1,634
  Additional paid-in capital                                       33,928      33,928
  Accumulated deficit                                             (28,458)    (29,584)
  Receivable from sale of stock                                      (750)       (750)
  Common stock held in treasury, at cost                             (965)       (965)
                                                                 --------------------
                                                                    5,389       4,263
                                                                 --------------------
                                                                 $ 28,021    $ 36,896
                                                                 ====================

            See notes to consolidated condensed financial statements.

                        TRIDEX CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                               Quarters Ended
                                                               --------------
                                                         March 31,      March 31,
                                                           2000           1999
Net sales                                              $     3,952    $     6,311

Operating costs and expenses:
  Cost of sales                                              3,076          4,160
  Engineering, design and product development costs          1,273            542
  Selling, administrative and general expenses               1,354          1,791
  Depreciation and amortization                              1,053            861
                                                       -----------    -----------
                                                             6,756          7,354

Operating loss                                              (2,804)        (1,043)

Other charges (income):
  Interest expense, net                                        945            715
  Other, net                                                    (8)             7
                                                       -----------    -----------
                                                               937            722

Loss from continuing operations before income taxes         (3,741)        (1,765)

Benefit for income taxes                                         0           (716)
                                                       -----------    -----------

Net loss from continuing operations                         (3,741)        (1,049)

Discontinued operations (Note 2):
  Net income/(loss) from discontinued operations               (26)           323
  Net gain on sale of discontinued operations                5,588              0
                                                       -----------    -----------

Net income/(loss) before extraordinary item                  1,821           (726)

Extraordinary loss due to debt modification (Note 4)          (695)             0
                                                       -----------    -----------

Net income/(loss)                                      $     1,126    $      (726)

Earnings/(loss) per share - basic and diluted:
    Loss from continuing operations                    $     (0.58)   $     (0.16)
    Income from discontinued operations                       0.87           0.05
    Extraordinary loss                                       (0.11)             0
                                                       -----------    -----------
    Net income/(loss)                                  $      0.18    $     (0.11)
                                                       ===========    ===========

Weighted average shares outstanding:
    Basic and diluted                                    6,368,000      6,368,000


            See notes to consolidated condensed financial statements.

                        TRIDEX CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Quarters Ended
                                                                                   --------------
                                                                               March 31,    March 31,
                                                                                 2000         1999
Cash flows from operating activities:
  Net income (loss)                                                            $  1,126    $   (726)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation                                                                164          81
        Amortization of goodwill and intangible assets and purchased and
          internally developed software                                             889         780
        Debt discount amortization                                                  249          51
        Gain on sale of assets                                                       (8)          0
        Gain on sale of discontinued operations                                  (5,588)          0
        Loss/(gain) from discontinued operations                                     26        (323)
        Extraordinary loss due to debt modification                                 695           0
        Changes in operating assets and liabilities:
         Receivables                                                              2,659      (1,116)
         Inventory                                                                  216         170
         Other current assets                                                      (133)          3
         Other assets                                                              (249)        (30)
         Accounts payable, accrued liabilities, deferred revenue
           and income taxes payable                                                (222)        560
                                                                               --------    --------
  Net cash used in operating activities of continuing operations                   (176)       (550)

Cash flows from investing activities:
  Purchases of plant and equipment                                                  (42)        (39)
  Capitalized software development costs                                              0        (475)
  Proceeds from sale of assets                                                        8           0
  Proceeds from sale of discontinued operations, net of transaction expenses     11,443           0
                                                                               --------    --------
    Net cash provided by investing activities of continuing operations           11,409        (514)

Cash flows from financing activities:
  Net change in borrowings under line of credit                                  (2,723)        644
  Net change in borrowings of long term debt                                     (8,000)          0
  Net cash flow of discontinued operations                                            0       1,295
                                                                               --------    --------
    Net cash (used in)/provided by financing activities                         (10,723)      1,939

Increase in cash and cash equivalents                                               510         875
Cash and cash equivalents at beginning of period                                    367          18
                                                                               --------    --------
Cash and cash equivalents at end of period                                     $    877    $    893
                                                                               ========    ========

Supplemental cash flow information:
  Interest paid                                                                $    153    $    671
  Income taxes paid                                                                  38          20

            See notes to consolidated condensed financial statements.

                        TRIDEX CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    General:

      Tridex Corporation (the "Company"), through its wholly-owned subsidiary, Progressive Software, Inc. ("Progressive") is a leading designer, developer, and marketer of high quality, specialized point of sale ("POS"), back office and enterprise technology for the food service and specialty retail industry. As described in Note 2, in February, 2000, the Company disposed of its Ultimate Technology Corporation ("Ultimate") subsidiary, a leading developer, manufacturer and marketer of high quality hardware systems and components for the POS industry.

      As more fully discussed in the Company's Annual Report on Form 10-K, the Company experienced net losses from continuing operations in each of the years ended December 31, 1999 and 1998. In addition, the Company experienced a net loss from continuing operations of $3,741,000 and negative cash flows from continuing operations of $176,000 during the quarter ending March 31, 2000. As a result, as of March 31, 2000, the Company is not in compliance with various terms of its credit agreement, permitting its lenders to accelerate all debt maturities. These matters, and their effect on the Company's liquidity, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities which might result from this uncertainty.

      In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of March 31, 2000, the results of its operations for the quarters ended March 31, 2000 and March 31, 1999 and changes in its cash flows for the quarters ended March 31, 2000 and March 31, 1999. The December 31, 1999 consolidated condensed balance sheet has been derived from the Company's audited financial statements at that date. These interim financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.    Discontinued Operations:

      Effective February 18, 2000, the Company sold all of the issued and outstanding capital stock of Ultimate to UTC Holding Company, Inc., an affiliate of CFG Capital Management II, L.P ("CFG") for approximately $12,544,000 in cash (the "Purchase Price"). The Stock Purchase Agreement allows for an adjustment to the Purchase Price based on the difference between closing net working capital, as defined, on February 18, 2000 and a predetermined amount. The final closing net working capital has not been finalized and may result in a further adjustment; however, management does not expect such an adjustment, if any, to exceed the escrow. On February 18, 2000, the Company received sale proceeds totaling $12,544,000, prior to transaction expenses, of which $8,000,000 was used to repay a portion of the Company's term loan, an additional $3,053,204 was used to reduce the outstanding balance on the Company's working capital facility, and $500,000 was placed in escrow for defined contingencies. The escrow expires at various times, none exceeding one year from the sale.

      The Company recorded a gain on the sale of the discontinued operations of $5,588,000 during the quarter ended March 31, 2000. The consolidated financial statements have been reclassified to present the results of operations of Ultimate as a discontinued operation.

3.    Earnings (Loss) per Common Share:

      Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share assumes the exercise of options and warrants and the conversion of dilutive securities, when the result is dilutive.

4.    Bank Credit Agreement and Subordinated Debt:

      The components of debt are:

                                                         March 31,  December 31,
                                                           2000         1999
                                                         -------      -------
                                                         (Dollars in thousands)
      Term loan payable                                  $ 3,100      $11,100
      Senior subordinated notes, net of discount          10,535        9,591
                                                         -------      -------
                                                          13,635       20,691
      Current portion                                     13,635       20,691
                                                         -------      -------
      Long-Term Portion                                  $     0      $     0
                                                         =======      =======

      On April 17, 1998, the Company entered into a Credit Agreement (the "Credit Agreement") with Fleet National Bank ("Fleet"). The Credit Agreement is secured by a first priority security interest in substantially all of the Company's assets and restricts the amount available for payment of cash dividends and capital stock distributions. The Credit Agreement, as originally executed, provided for a working capital facility (the "Working Capital Facility") and a term loan (the "Term Loan"), and imposed certain financial covenants, including minimum tangible capital base, maximum ratio of senior funded debt to EBITDA, maximum ratio of total consolidated funded debt to EBITDA, minimum interest coverage ratio and minimum fixed charge coverage ratio.

      On February 18, 2000 the Company entered into an amendment to the Fleet Credit Agreement which amended the covenants as of December 31, 1999, waived non-compliance with the December 31, 1999 covenants, and extended the maturity of the Term Loan and the Working Capital Facility to December 31, 2000. Pursuant to the amendment, the Company made a principal payment of $8,000,000 on February 18, 2000 and has agreed to make an additional principal payment of $1,000,000 on or before June 30, 2000. The amended covenants require the Company to maintain a minimum interest coverage ratio and a minimum net worth. The Credit Agreement, as amended, permits the Company to borrow $6,000,000 under the Working Capital Facility, subject to the eligible borrowing base limitation, establishes interest rate margins of 2.5% on prime rate-based loans and 4.75% on LIBOR-based loans and requires minimum monthly maintenance fees of $3,000. If loans under the Working Capital Facility exceed borrowing base capacity, the Company will incur an additional interest rate margin of 2.0%. As of March 31, 2000 and April 30, 2000, the Company was not in compliance with the covenant related to the interest coverage ratio and the amount drawn under the Working Capital Facility was in excess of the defined borrowing base. As a result, the outstanding principal balance of the Term Loan has been classified as current.

      On April 17, 1998, in conjunction with the acquisition of Progressive, the Company sold to Massachusetts Mutual Life Insurance Company, MassMutual Corporate Investors, MassMutual Participation Investors, and MassMutual Corporate Value Partners Limited (the "MassMutual Investors") $11,000,000 of the Company's senior subordinated notes due April 17, 2005 (the "Notes"). The Notes bear interest at 12%. The Notes, as originally issued, imposed certain financial covenants, including minimum consolidated net worth, minimum fixed charge coverage ratio and maximum leverage ratio and required quarterly interest payments and prepayments of principal commencing in 2003. As of December 31, 1999, the Company was not in compliance with the covenants in the Notes related to minimum interest coverage ratio and minimum net worth.

      On February 18, 2000, the MassMutual Investors agreed to waive the non-compliance as of December 31, 1999, to amend the financial covenants, and to defer payment of interest to December 31, 2000 and, in exchange, accelerated the maturity of the Notes to December 31, 2000. The Notes provide that a failure of any covenant relating to other indebtedness is a default under the Notes. As a result of the non-compliance with certain covenants in the Credit Agreement, as of March 31, 2000, the Company also is not in compliance with the Notes, and the outstanding principal balance of the Notes has been classified as current.

      The acceleration of the maturity of the MassMutual Notes constituted a substantial debt modification, which under EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments", requires the MassMutual Notes to be adjusted to their fair value as of the date of the February 18, 2000 amendment. The Company calculated the present value of the principal and interest due December 31, 2000 using the remaining maturity period of the MassMutual Notes and an estimated fair value interest rate at the modification date. As a result of this modification, the Company recognized a debt extinguishment loss of $695,000, which has been recorded as an extraordinary item. At March 31, 2000, the remaining debt discount of $465,000 is being amortized to interest expense through December 31, 2000 using the interest rate method.

5.    Commitments and Contingencies:

      The Company is involved in an environmental matter and legal proceedings discussed in Note 8 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. As of March 31, 2000, and to the date of this report, there have been no material developments in the resolution of these matters.

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

Results of Operations

As discussed more fully below, the Company has experienced recurring net losses and negative cash flow, and is currently in default under its credit agreements with its lenders. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan to amend the credit agreements, increase liquidity and meet planned cash requirements are discussed below under Liquidity and Capital Resources.

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

Consolidated net sales for the quarter ended March 31, 2000 decreased $2,359,000 (37%) to $3,952,000 from $6,311,000 for the prior year's quarter. The decrease is attributable to a decrease of $1,377,000 in sales by the Company's United Kingdom subsidiary and delays in shipments that otherwise could have been made within the quarter due to negotiation of an intercreditor agreement between the Company's lenders and a major vendor which was not resolved until early May. The Company's U.K. subsidiary, Retail Resource Solutions, established to serve a major U.K. customer, was largely inactive during the first quarter of 2000 as new store openings in the U.K. for that customer were minimal during the first quarter.

Consolidated gross profit decreased $1,275,000 (59%) to $876,000 from $2,151,000 in the prior year's quarter. Consolidated gross profit margin decreased to 22% of sales from 34% of sales in the prior year's quarter as a result of the decrease in sales volume combined with market driven reductions in hardware margins.

Consolidated engineering, design and product development costs (net of capitalized software development costs) increased $731,000 (135%) to $1,273,000 in 2000 from $542,000 in the prior year's quarter. The increase is primarily attributable to the capitalization of $475,000 of development costs during the prior year's quarter combined with increased utilization of more expensive contract labor for software development in the current quarter. As a percentage of revenue, total engineering, design and product development costs increased to 32% in 2000 compared to 9% in 1999.

Consolidated selling, administrative and general expenses for the current quarter decreased $437,000 (24%) to $1,354,000 from $1,791,000 in the prior year's quarter. The decrease in selling, administrative and general expenses is primarily the result of staff reductions at the corporate office and recovery of bad debt expense due to cash collections of a $335,000 receivable that had been fully reserved as a bad debt in 1999.

Depreciation and amortization for the current year increased $192,000 to $1,053,000 from $861,000 in the prior year's quarter. The increase in amortization is primarily the result of amortization in the current quarter of software costs capitalized during the first and second quarters of last year.

Consolidated operating loss for the current quarter was a loss of $2,804,000 compared to a loss of $1,043,000 in the prior year's quarter. The increased loss was primarily the result of decreased sales volume, lower margins, and an increase in engineering, design and development costs associated with new products.

Net interest expense for the current year was $945,000 compared to $715,000 in the prior year's quarter. Interest expense increased primarily due to additional net borrowings in 2000. Interest expense is net of interest income of $32,000 in 2000 and $21,000 in the prior year's quarter.

Provision for income taxes in the current quarter are zero as sufficient net operating loss carryovers are available to offset income for the quarter.

Net income from discontinued operations for the first quarter in 2000 and 1999 represents the net income of Ultimate Technology Corporation ("Ultimate") operations prior to its sale on February 18, 2000. The net gain on sale of discontinued operations is the gain recognized on the sale of Ultimate.

Net income for the current quarter was $1,126,000 (or $0.18 per share) as compared to net loss of $726,000 (or $0.11 per share) for the prior year's quarter. The average number of common shares outstanding remained at 6,368,000 shares.

Liquidity and Capital Resources

The Company's working capital deficiency at March 31, 2000 was $16,847,000 compared with the working capital deficiency of $18,735,000 at December 31, 1999. At March 31 and April 30, 2000, the Company had borrowings of approximately $600,000 and $700,000, respectively, in excess of its borrowing base under its working capital line of credit with Fleet National Bank ("Fleet") and no material commitment for capital expenditures. The Company's March 31, 2000 deficiency in working capital results primarily from net losses, current debt maturities on the Company's term loan, and reclassification of debt due to covenant non-compliance.

On February 18, 2000 the Company entered into an amendment to its credit agreement with Fleet (the "Credit Agreement") which amended the covenants as of December 31, 1999, waived non-compliance with the December 31, 1999 covenants, and extended the maturity of the term loan (the "Term Loan") and working capital facility (the "Working Capital Facility") to December 31, 2000. Pursuant to the amendment, the Company made a principal payment of $8,000,000 from the proceeds of the sale its Ultimate subsidiary on February 18, 2000. Also, in accordance with the terms of the amendment, immediately after the sale of Ultimate, the Company made a payment to Fleet under the Working Capital Facility in the amount of $3,053,204. Finally, the Company agreed to make an additional principal payment of $1,000,000 under the Term Loan on or before June 30, 2000. The amended covenants require the Company to maintain a minimum interest coverage ratio and a minimum net worth. The Credit Agreement, as amended, permits the Company to borrow $6 million under the Working Capital Facility, subject to eligible borrowing base limitations, establishes interest rate margins of 2.5% on prime rate-based loans and 4.75% on LIBOR-based loans and requires minimum monthly maintenance fees of $3,000. If loans under the Working Capital Facility exceed borrowing base capacity, the Company will incur an additional margin of 2.0%. As of March 31, 2000 and April 30, 2000, the Company was not in compliance with the covenant related to the interest coverage ratio and the amount drawn under the Working Capital Facility was in excess of the defined borrowing base. As a result, the outstanding principal balance of the Term Loan has been classified as current.

As of December 31, 1999, the Company was not in compliance with the minimum interest coverage ratio and minimum net worth covenants in the Company's $11,000,000 senior subordinated notes due April 17, 2005 (the "Notes") sold to Massachusetts Mutual Life Insurance Company, MassMutual Corporate Investors, MassMutual Participation Investors, and MassMutual Corporate Value Partners Limited (the "MassMutual Investors"). On February 18, 2000, the MassMutual Investors agreed to waive the non-compliance as of December 31, 1999, to amend the financial covenants, and to defer payment of interest to December 31, 2000 and, in exchange, accelerated the maturity of the Notes to December 31, 2000. The Notes provide that a failure of any covenant relating to other indebtedness is a default under the Notes. As a result of the non-compliance with certain covenants in the Credit Agreement as of March 31, 2000 and April 30, 2000, the Company is not in compliance with the Notes, and the outstanding principal balance of the Notes has been classified as current.

As discussed in the Company's Annual Report on Form 10-K, the Company has experienced net losses from continuing operations and negative cash flows from continuing operations for the years ended December 31, 1999 and 1998. In addition, the Company experienced a net loss from continuing operations of $3,741,000 and negative cash flows from continuing operations of $176,000 during the quarter ended March 31, 2000.

As a result, as of March 31, 2000 and April 30, 2000, the Company is not in compliance with various terms of the Credit Agreement, permitting its lenders to accelerate all debt maturities. These matters, and their effect on the Company's liquidity, raise substantial doubt about the Company's ability to continue as a going concern. The Company is negotiating with its lenders to amend the Credit Agreement to allow for overadvances under the Working Capital Facility up to a certain amount, to provide less restrictive covenant terms and to extend the maturities of the Working Capital Facility and Term Loan; however, there can be no assurance that the Company will be able to obtain an amendment on acceptable terms.

In response to these factors management has developed a plan intended to increase liquidity and meet its planned cash requirements. Management's plans include the following:

The Company is negotiating with its lenders to defer the $1,000,000 payment due June 30, 2000 under the amended Term Loan and to amend the Working Capital Facility as discussed above. The Company has reduced overhead costs at its Westport headquarters facility and expects to continue aggressively to pursue cost reduction alternatives. The Company's chief executive officer has agreed to repay $500,000 of the receivable from the sale of stock which arose in 1997 by June 30, 2000. As of May 15, 2000, $150,000 of this amount has been repaid.

The Company has retained a financial advisor who is assisting the Company in reviewing strategic alternatives available to the Company, including without limitation a possible sale of the Company or its Progressive subsidiary, or an equity investment.

Nasdaq Listing

As of March 31, 2000, the Company's net tangible assets were negative $5,108,000. Accordingly, as of such date, the Company did not meet the Nasdaq National Market listing requirement that it maintain $4,000,000 of net tangible assets. Effective May 3, 2000, the Company's stock was delisted from the Nasdaq National Market due to the failure to comply with the required minimum net tangible asset threshold. The Company's stock currently trades on the Over-the-Counter Market under the symbol "TRDX.OB".

As a result of a delisting from the Nasdaq system, current information regarding bid and asked prices for the common stock may become less readily available to brokers, dealers, and/or their customers which may reduce the liquidity of the market for the common stock which, in turn, could result in decreased demand for the common stock, a decrease in the stock price, and an increase in the spread between the bid and asked prices for the common stock.

                           PART II. OTHER INFORMATION

ITEM  5.       Other Information

                      The information regarding the Company's delisting from the NASDAQ National Market System contained in Item 2 of
                      Part I hereof is hereby incorporated herein by reference.

ITEM 6.        Exhibits and Reports on Form 8-K

               a. Exhibits

                      Exhibit 11    Computation of Per Share Earnings

                      Exhibit 27    Financial Data Schedule

               b. Reports on Form 8-K

                      The Company filed a Current Report on Form 8-K on March 6, 2000 to report that it had amended the Credit Agreement with Fleet and the Securities Purchase Agreement with the MassMutual Investors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIDEX CORPORATION
(Registrant)

Date:  May  18, 2000             /s/ Seth M. Lukash
                               -------------------------------------------------
                               Seth M. Lukash
                               Chairman of the Board, President,
                               Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Director

                                  EXHIBIT INDEX

      Exhibit 11   Computation of Per Share Earnings

      Exhibit 27   Financial Data Schedule