Form 10-Q
period 2000-06-30
TRIDEX CORP
filed 2000-08-21
CIK 47254

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
   |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    June 30, 2000
                               -----------------------

                                       OR

   |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                             to:
                               -------------------------------------------------

Commission file number:        1-5513
                               -------

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

                              YES |_|     NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                               Outstanding on July 15, 2000
--------------------------                          ----------------------------
Common stock, no par value                                    6,368,289

                        TRIDEX CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                        Page No.


PART I.        Financial Information:

    Item 1.        Financial Statements (unaudited)

                   Consolidated Condensed Balance Sheets
                   June 30, 2000 and December 31, 1999                     3

                   Consolidated  Statements  of Income  for the
                   Quarters and Six Months Ended June 30, 2000
                   and June 30, 1999                                       4

                   Consolidated Statements of Cash Flows for
                   the Six Months Ended June 30, 2000 and June
                   30, 1999                                                5

                   Notes to Consolidated Condensed Financial
                   Statements                                              6

    Item 2.        Management's Discussion and Analysis of the Results
                   of Operations and Financial Condition                   8

PART II.       Other Information:

    Item 1.        Legal Proceedings                                      13

    Item 4.        Submission of Matters to a Vote of Security Holders    13

    Item 6.        Exhibits and Reports on Form 8-K                       14

Signatures                                                                15

                                  EXHIBIT INDEX

Exhibit 11         Computation of Per Share Earnings                      16

Exhibit 27         Financial Data Schedule                                17

                        TRIDEX CORPORATION AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)
                                   (Unaudited)

                                                    June 30, 2000  December 31, 1999
                                                    -------------  -----------------
ASSETS
Current assets:
  Cash and cash equivalents                           $    789      $    367
  Receivables                                            3,473         5,352
  Inventories                                            1,633         1,945
  Investment in net assets of discontinued
    operations (Note 2)                                      0         5,881
  Other current assets                                     470           353
                                                      --------      --------
   Total current assets                                  6,365        13,898
                                                      --------      --------

  Plant and equipment                                    2,999         2,663
  Less accumulated depreciation                         (1,622)       (1,046)
                                                      --------      --------
                                                         1,377         1,617
                                                      --------      --------

  Goodwill and intangible assets, net                   10,172        10,822
  Purchased and internally developed software
    costs, net                                           8,727         9,856
  Other assets                                           1,051           703
                                                      --------      --------
                                                      $ 27,692      $ 36,896
                                                      ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank loan payable                                   $  3,017      $  5,740
  Current portion of long term debt (Note 4)            13,790        20,691
  Accounts payable                                       2,741         3,592
  Accrued liabilities                                    4,185         2,411
  Deferred revenue                                         583           199
                                                      --------      --------
   Total current liabilities                            24,316        32,633
                                                      --------      --------

Shareholders' equity:
  Common stock, no par value                             1,634         1,634
  Additional paid-in capital                            33,928        33,928
  Retained deficit                                     (30,771)      (29,584)
  Receivable from sale of stock                           (450)         (750)
  Common shares held in treasury, at cost                 (965)         (965)
                                                      --------      --------
                                                         3,376         4,263
                                                      --------      --------
                                                      $ 27,692      $ 36,896
                                                      ========      ========

            See notes to consolidated condensed financial statements.

                        TRIDEX CORPORATION AND SUBSIDIARY
                            Consolidated Statements of Income
                     (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                            Quarters Ended                Six Months Ended
                                                       --------------------------    ---------------------------
                                                         June 30,       June 30        June 30,       June 30,
                                                           2000           1999           2000           1999
Net sales                                              $     4,116    $     9,875    $     8,068    $    16,186

Operating costs and expenses:
  Cost of sales                                              1,948          7,253          5,024         11,413
  Engineering, design and product development costs          1,004            914          2,277          1,456
  Selling, administrative and general expenses               1,558          1,729          2,912          3,520
  Depreciation and amortization                              1,015            847          2,068          1,708
                                                             -----         ------         ------         ------
                                                             5,525         10,743         12,281         18,097

Operating loss                                              (1,409)          (868)        (4,213)        (1,911)

Other charges (credits):
  Interest expense, net                                        650            850          1,595          1,565
  Other, net                                                   182            (67)           176            (60)
                                                       -----------    -----------    -----------    -----------
                                                               832            783          1,771          1,505

Loss from continuing operations before income taxes         (2,241)        (1,651)        (5,984)        (3,416)

Benefit (Provision) for income taxes                           (70)           669            (70)         1,385

Net loss from continuing operations                    $    (2,311)   $      (982)   $    (6,054)   $    (2,031)

Discontinued Operations (Note 2):
  Net income (loss) from discontinued operations                 0            658            (26)           981
  Net gain on sale of discontinued operations                    0              0          5,588              0

Net loss before extraordinary item                          (2,311)          (324)          (492)        (1,050)

Extraordinary loss due to debt modification (Note 4)             0              0           (695)             0

Net loss                                                    (2,311)          (324)        (1,187)        (1,050)

Loss per share - basic and diluted:
  Loss from continuing operations                      $     (0.36)   $     (0.15)   $     (0.94)   $     (0.32)

Income from discontinued operations                           0.00           0.10           0.87           0.16

Extraordinary loss                                            0.00           0.00          (0.11)          0.00
                                                       -----------    -----------    -----------    -----------
Net loss                                                     (0.36)         (0.05)         (0.18)         (0.16)

Weighted average shares outstanding
  Basic and diluted                                      6,368,289      6,368,289      6,368,289      6,368,289
                                                       ===========    ===========    ===========    ===========

                See notes to consolidated condensed financial statements.

                        TRIDEX CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                  ---------------------
                                                                                  June 30,     June 30,
                                                                                    2000         1999

Cash flows from operating activities:
  Net loss                                                                        $ (1,187)   $ (1,050)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                     289         163
      Amortization of goodwill and intangible assets and purchased and
        internally developed software                                                1,779       1,666
      Debt discount amortization                                                       404         134
      Gain on sale of assets                                                            (8)       (180)
      Gain on sale of discontinued operations                                       (5,588)          0
      Loss from discontinued operations                                                 26        (981)
      Extraordinary loss due to debt modification                                      695           0
      Changes in operating assets and liabilities:
        Receivables                                                                  1,879      (2,717)
        Inventory                                                                      312         602
        Other current assets                                                          (117)        (41)
        Other assets                                                                  (348)        (13)
        Accounts payable, accrued liabilities, deferred revenue
         and income taxes payable                                                    1,307       1,140
                                                                                  --------    --------
         Net cash used in operating activities of continuing operations               (557)     (1,277)

Cash flows from investing activities:
  Purchases of plant and equipment                                                     (49)        (69)
  Capitalized software development costs                                                 0        (725)
  Proceeds from sale of assets                                                           8         295
  Proceeds from sale of discontinued operations, net of transaction expenses        11,443           0
                                                                                  --------    --------
   Net cash provided by/(used in) investing activities of continuing operations     11,402        (499)

Cash flows from financing activities:
  Net change in borrowings under line of credit                                     (2,723)        644
  Net change in borrowings of long term debt                                        (8,000)          0
  Net cash flow of discontinued operations                                               0       2,260
  Collection of stock sale receivable                                                  300           0
                                                                                  --------    --------
   Net cash (used in)/provided by financing activities                             (10,423)      2,904

Increase in cash and cash equivalents                                                  422       1,128
Cash and cash equivalents at beginning of period                                       367          18
                                                                                  --------    --------
Cash and cash equivalents at end of period                                        $    789    $  1,146
                                                                                  ========    =========

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

      As more fully discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Company experienced net losses from continuing operations in each of the years ended December 31, 1999 and 1998. In addition, the Company experienced a net loss from continuing operations of $6,054,000 and negative cash flows from continuing operations of $557,000 during the six months ended June 30, 2000. As a result, as of June 30, 2000, the Company was not in compliance with various terms of its credit agreements, permitting its lenders to accelerate all debt maturities. These matters, and their effect on the Company's liquidity, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities which might result from this uncertainty.

      In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position as of June 30, 2000, the results of its operations for the quarters and six month periods ended June 30, 2000 and June 30, 1999 and changes in its cash flows for the six month periods ended June 30, 2000 and June 30, 1999. The December 31, 1999 consolidated condensed balance sheet has been derived from the Company's audited financial statements at that date. The interim financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.    Discontinued Operations:

      Effective February 18, 2000, the Company sold all of the issued and outstanding capital stock of Ultimate to UTC Holding Company, Inc., an affiliate of CFG Capital Management II, L.P. for approximately $12,544,000 in cash. Of the purchase price, $8,000,000 was used to repay a portion of the Company's term loan, an additional $3,053,204 was used to reduce the outstanding balance on the Company's working capital facility, and $500,000 was placed in escrow for defined contingencies. In July 2000, the Company received approximately $190,000, representing one-half of the escrow less final net working capital adjustments relating to the closing balance sheet of Ultimate. The remaining $250,000 is due in February 2001. The Company recorded a gain on the sale of $5,588,000 during the quarter ended March 31, 2000. The consolidated financial statements have been reclassified to present the results of operations of Ultimate as a discontinued operation for all periods.

3.    Earnings (Loss) per Common Share:

      Basic earnings (loss) per common share are based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share assume the exercise of options and warrants and the conversion of dilutive securities when the results of such exercises and conversions are dilutive.

4.    Bank Credit Agreement and Subordinated Debt:


The components of debt are:                            (Dollars in thousands)

                                                       June 30,     December 31,
                                                         2000          1999
                                                       -------        -------

Term loan payable                                      $ 3,100        $11,100
Senior subordinated notes, net of discount              10,690          9,591
                                                       -------        -------
                                                        13,790         20,691
Current portion                                         13,790         20,691
                                                       -------        -------
Long-Term Portion                                      $     0        $     0
                                                       =======        =======

      On April 17, 1998 the Company entered into a Credit Agreement (the "Credit Agreement") with Fleet National Bank ("Fleet"). The Credit Agreement is secured by a first priority security interest in substantially all of the Company's assets and restricts the amount available for payment of cash dividends and capital stock distributions. The Credit Agreement, as originally executed, provided for a working capital facility (the "Working Capital Facility") and a term loan (the "Term Loan"), and imposed certain financial covenants, including a minimum tangible capital base, a maximum ratio of senior funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), a maximum ratio of total consolidated funded debt to EBITDA, a minimum interest coverage ratio and a minimum fixed charge coverage ratio.

      On February 18, 2000 the Company entered into an amendment to the Credit Agreement which amended the covenants as of December 31, 1999, waived non-compliance with the December 31, 1999 covenants, and extended the maturity of the Term Loan and the Working Capital Facility to December 31, 2000. Pursuant to the amendment, the Company made a principal payment of $8,000,000 on February 18, 2000 and agreed to make an additional principal payment of $1,000,000 on or before June 30, 2000. The amended covenants require the Company to maintain a minimum interest coverage ratio and a minimum net worth. The Credit Agreement, as amended, permits the Company to borrow $6,000,000 under the Working Capital Facility, subject to the eligible borrowing base limitations, establishes interest rate margins of 2.5% on prime rate-based loans and 4.75% on LIBOR-based loans and requires minimum monthly maintenance fees of $3,000. If loans under the Working Capital Facility exceed borrowing base capacity, the Company will incur an additional interest rate margin of 2.0%. As of June 30, 2000, the Company was not in compliance with the covenant related to the interest coverage ratio, the amount drawn under the Working Capital Facility was $179,772 in excess of the defined borrowing base, and the agreed upon $1,000,000 principal payment due June 30, 2000 had not been made. As a result, the Company is in default of the Credit Agreement and the outstanding principal balance of the Term Loan has been classified as current.

      On April 17, 1998 in conjunction with the acquisition of Progressive, the Company sold to Massachusetts Mutual Life Insurance Company, MassMutual Corporate Investors, MassMutual Participation Investors, and MassMutual Corporate Value Partners Limited (the "MassMutual Investors") $11,000,000 of the Company's senior subordinated notes due April 17, 2005 (the "Notes"). The Notes bear interest at 12%. The Notes, as originally issued, imposed certain financial covenants, including a minimum consolidated net worth, a minimum fixed charge coverage ratio and maximum leverage ratio, and required quarterly interest payments and prepayments of principal commencing in 2003. The Notes provide that a failure of any covenant relating to other indebtedness is a default under the Notes.

      On February 18, 2000, the MassMutual Investors agreed to waive the Company's non-compliance with certain covenants in the Notes as of December 31, 1999, to amend the financial covenants, to defer payment of interest to December 31, 2000 and, in exchange, accelerated the maturity of the Notes to December 31, 2000. As of June 30, 2000, the Company was not in compliance with the covenants in the Notes related to the minimum interest coverage ratio and minimum net worth. As a result of the non-compliance with certain covenants in the

      Credit Agreement and the Company's failure to comply with certain covenants in the Notes as of June 30, 2000, the outstanding principal balance of the Notes has been classified as current.

5.    Commitments and Contingencies:

      The Company is involved in an environmental matter and legal proceedings discussed in Note 8 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. As of June 30, 2000, and to the date of this report, there have been no material developments in the matter which is the subject of the legal proceedings. The following summarizes recent developments relating to the environmental matter.

      Allu Realty Trust ("Allu"), a Massachusetts business trust with transferable shares, all of which are owned by Tridex, is the former owner of land located at 100 Foley Street, Somerville, Massachusetts (the "Site"). Allu sold the property to 100 Foley Street Incorporated ("Foley"), an unrelated entity. In 1984, Allu and Tridex disclosed to the Massachusetts Department of the Attorney General the existence of chromium, oil and grease at the Site. As a result, the Environmental Protection Division of the Department of the Attorney General and the Massachusetts Department of Environmental Protection conducted an investigation of the Site.

      In 1993, the Company entered into an agreement with Foley pursuant to which Tridex and Foley agreed to pay 75% and 25%, respectively, of the costs incurred after January 1, 1992 in connection with the investigation and remediation of the Site (the "Site Participation Agreement"). The Site Participation Agreement also provided that, to the extent there were available proceeds from the sale of the Site, Tridex would be reimbursed approximately $200,000 of the $250,000 it expended in connection with the Site prior to January 1, 1992. As of December 31, 1999, the Company had spent approximately $766,000 in connection with the Site.

      In 1997, Foley sold the Site to an affiliate of Stop & Shop, Inc. ("Stop & Shop"). As part of the sale transaction, Foley was required to place approximately $875,000 in escrow (the "Stop & Shop Escrow") to cover the costs of remediation, which was completed in 1999. In 1997, Foley brought suit in the United States District Court, District of Massachusetts, against the Company claiming that the Company failed to contribute its share of the remediation costs pursuant to the Site Participation Agreement. Foley asserted that Allu and Tridex remain liable for payment of certain costs associated with the remediation of the Site after its sale to Stop & Shop, and claimed that it is entitled to reimbursement from Tridex of a portion of the Stop & Shop Escrow. The Company filed a counterclaim, and sought reimbursement of funds previously expended in accordance with the Site Participation Agreement. Mediation between the parties was not successful; in July 2000, after trial of the case, the jury made certain factual findings upholding the parties' obligations under the Site Participation Agreement, including Tridex's obligation to pay 75% of the remediation costs and the obligation of Foley to reimburse Tridex out of sale proceeds. The final determination as to the allocation of the financial obligations among the parties will be made by the judge, based upon the jury's factual findings. As of December 31, 1999, the Company had accrued $350,000 for the Site. As a result of the jury's findings, the Company increased its provision for liability in the 100 Foley Street matter by $115,000, to $465,000, during the quarter ended June 30, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Certain statements included in this report including, but not limited to, statements in this Management's Discussion and Analysis of the Results of Operations and Financial Condition, which are not historical facts may be deemed to contain forward looking statements with respect to events the occurrence of which involves risks and uncertainties including, but not limited to, the Company's expectations regarding net sales, gross profit, operating income and financial condition.

Results of Operations

As discussed more fully below, the Company has experienced recurring net losses and negative cash flows, and is currently in default under its agreements with lenders. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan to enter into discussions with its lenders, increase liquidity and meet planned cash requirements are discussed below under Liquidity and Capital Resources.

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

Consolidated net sales for the quarter ended June 30, 2000 decreased $5,759,000 (58%) to $4,116,000 from $9,875,000 in the comparable quarter of the prior year. Management believes that the decrease results from several causes. Beginning in the second quarter, the Company outsourced the hardware components for a major customer's roll-out and, as a result, did not recognize gross hardware revenue on these shipments. The value of these outsourced hardware components was approximately $1,985,000 during the quarter. Prior to this arrangement the Company supplied these components directly and recorded gross revenue. There were no comparable transactions during the same period a year ago. Also, the Company experienced a delay in shipments caused by protracted negotiations of a new credit arrangement between the Company's lenders and a major vendor as more fully described in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000. Further, management believes that many customers delayed buying decisions in anticipation of the completion of work on a new release of the Company's IRIS software which became available in early July. Finally, management believes that the decrease is an industry-wide trend, inasmuch as revenues of many of the Company's competitors have been adversely affected, when compared to prior periods, during the first six months of 2000.

Consolidated gross profit decreased $454,000 (17%) to $2,168,000 from $2,622,000 in the prior year. The reduction relates directly to the reduction in revenues during the current period. Consolidated gross profit margin was 53% (36% before giving effect to the outsourcing arrangement referred to above), compared with 27% during the comparable period in 1999.

Consolidated engineering, design and product development costs for the current quarter were $1,004,000, compared with $914,000 experienced in the same period a year ago. Expenses during the current period increased approximately 9%, principally as a result of efforts directed toward enhancements of the Company's IRIS software product. Expenses during this period were reduced by approximately $260,100, representing the fair market value of equity received in Digital Restaurant Solutions for development services provided. Expenses during the prior period do not include $250,000 of development costs which were capitalized.

Consolidated selling, administrative and general expenses decreased $171,000 (10%) to $1,558,000 from $1,729,000 in the comparable period last year. The overall decrease results from substantial reductions in staff and related expenses at Tridex's corporate offices which were not entirely offset by increases at Progressive.

Consolidated depreciation and amortization for the quarter was $1,015,000 compared to $847,000 in the second quarter last year. The increase results principally from increases in these expenses at Progressive.

Consolidated continuing operating losses for the quarter were $1,409,000, compared to operating losses of $868,000 a year ago. The increase in the current period was primarily the result of decreased sales and gross profits and increased costs of depreciation, engineering, design and product development, partially offset by reduced selling, administrative and general expenses.

Net interest expense for the quarter was $650,000 compared to $850,000 last year. The decrease is primarily the result of a reduction in the amount of outstanding bank debt. As described in Note 2 above, the Company used a portion of the proceeds from the sale of Ultimate to repay a portion of the Term Loan and Working Capital Facility. The decrease was offset to a certain extent by increases in prevailing interest rates during the current period compared with rates in effect a year ago. Interest expense is net of interest income of $20,400 in the current quarter and $25,600 in the prior year's quarter.

Other expense consists principally of additional reserves of $115,000, as well as expenses of $49,000, related to the 100 Foley Street litigation as described in Note 5 above.

Provision for Income taxes in the current quarter reflects state equity-based tax provisions. The benefit recorded in the prior year's quarter reflects the recognition of deferred taxes all of which was reversed at December 31, 1999. (See the Company's Annual Report on Form 10-K for the year ending December 31, 1999.)

Net loss for the current quarter was $2,311,000, or $0.36 per share, as compared to a net loss of $324,000, or $0.05 per share, in the comparable period a year ago. The average number of common shares outstanding remained constant at 6,368,289 shares.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Consolidated net sales for the six months ended June 30, 2000 decreased $8,118,000 (50%) to $8,068,000 from $16,186,000 in the comparable period last year. Management believes that the decrease results from several causes. Beginning in the second quarter, the Company outsourced the hardware components for a major customer's roll-out and, as a result, did not recognize gross hardware revenue on these shipments. The value of these outsourced hardware components was approximately $1,985,000 during the quarter. Prior to this arrangement the Company supplied these components directly and recorded gross revenue. There were no comparable transactions during the same period a year ago. Also, the Company experienced a delay in shipments caused by protracted negotiations of a new credit arrangement between the Company's lenders and a major vendor as more fully described in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000. Further, management believes that many customers delayed buying decisions in anticipation of the completion of work on a new release of the Company's IRIS software which became available in early July. Finally, management believes that the decrease is an industry-wide trend, inasmuch as revenues of many of the Company's competitors have been adversely affected, when compared to prior periods, during the first six months of 2000.

Consolidated gross profit decreased $1,729,000 (36%) to $3,044,000 from $4,773,000 in the prior year. The reduction relates directly to the reduction in revenues during the current period. Consolidated gross profit margin increased to 38% of sales from 30% of sales last year. However, before giving effect to the outsourcing arrangement referred to above, gross margins for the both periods were essentially the same.

Consolidated engineering, design and product development costs increased $821,000 to $2,277,000 from $1,456,000 last year. Expenses during the current period increased by approximately $331,000, principally as a result of efforts directed toward final enhancements of the Company's IRIS software product. Expenses during this period were reduced by approximately $260,100, representing the fair market value of equity received in Digital Restaurant Solutions for development services provided. The 1999 amount did not include $750,000 of expenses which were capitalized.

Consolidated selling, administrative and general expenses decreased $608,000 (17%) to $2,912,000 from $3,520,000 a year ago. As noted above, the overall decrease results from substantial reductions in staff and related expenses at Tridex, which were not entirely offset by increases at Progressive.

Consolidated depreciation and amortization for the current period was $2,068,000 compared to $1,708,000 last year. As noted above, the increase results principally from increases in these expenses at Progressive. (See the Company's Quarterly Report on From 10-Q for the period ended March 31, 2000.)

Consolidated continuing operating losses for the period were $4,213,000 compared to losses of $1,911,000 last year. Increased losses in the current period were primarily the result of decreased sales and gross profits and increased costs of depreciation, engineering, design and product development, partially offset by reduced selling, administrative, and general expenses.

Net interest expense for the current period was $1,595,000 compared to $1,565,000 a year ago. The increase is the result of increases in prevailing interest rates during the current period compared with rates in effect last year. That increase was partially offset by a reduction in the amount of outstanding bank debt through the use of a portion of the proceeds from the Ultimate sale, as described in Note 2 above. Interest expense is net of interest income of $61,185 in 2000 and $46,000 last year.

Other expense consists principally of an additional provision of $115,000 for liabilities, as well as expenses of $49,000, related to the 100 Foley Street litigation as described in Note 5 above. In 1999, the Company reported Other Income of $60,000 representing a gain of $180,000 on the sale of the assets of an operating division offset by provisions for costs also associated with the 100 Foley Street matter and non-operating properties held for sale.

Provision for income taxes in the current quarter reflects state equity-based tax provisions. The benefit recorded in the prior year reflects the recognition of deferred taxes which was reversed at December 31, 1999. (See the Company's Annual Report on Form 10-K for the year ending December 31, 1999.)

Net loss from continuing operations in the first six months of 2000 was $6,054,000, or $0.94 per share, compared to $2,031,000, or a loss of $0.32 per share, for the first six months of 1999.

Net income from discontinued operations, including gain on the sale of Ultimate in February 2000, was $5,588,000, or $0.87 per share, for the first six months of 2000. There was no such income during the comparable period a year ago.

Liquidity and Capital Resources

The Company's negative working capital at June 30, 2000 was $17,951,000 compared with negative working capital of $18,735,000 at December 31, 1999. At June 30, 2000 the Company had no material commitment for capital expenditures. The Company's June 30, 2000 negative working capital results primarily from net losses and current maturities on the Company's existing debt, resulting principally from the reclassification of debt due to covenant non-compliance.

On February 18, 2000 the Company entered into an amendment to the Credit Agreement which amended the covenants of that agreement, waived non-compliance as of December 31, 1999 and extended the maturity of the Term Loan and Working Capital Facility to December 31, 2000. Pursuant to the amendment, the Company made a principal payment of $8,000,000 from the proceeds of the sale of Ultimate on February 18, 2000. Also, in accordance with the terms of the amendment, immediately after the sale, the Company made a payment to Fleet under the Working Capital Facility in the amount of $3,053,204. Finally, the Company agreed to make an additional principal payment of $1,000,000 under the Term Loan on or before June 30, 2000. The amended covenants require the Company to maintain a minimum interest coverage ratio and a minimum net worth. The Credit Agreement, as amended, permits the Company to borrow $6,000,000 under the Working Capital Facility, subject to the eligible borrowing base limitations, establishes interest rate margins of 2.5% on prime rate-based loans and 4.75% on LIBOR-based loans and requires minimum monthly maintenance fees of $3,000. If loans under the Working Capital Facility exceed borrowing base capacity, the Company will incur an additional margin of 2.0%. As of June 30, 2000, the Company was not in compliance with the covenant related to the interest coverage ratio, had borrowings of approximately $179,772 in excess of its borrowing base under the Working Capital Facility, and had not made the principal payment of $1,000,000. As a result, the Company is in default of the Credit Agreement and the outstanding principal balance of the Term Loan is classified as current.

As of December 31, 1999, the Company was not in compliance with the minimum interest coverage ratio and minimum net worth covenants of the Company's Notes with the MassMutual Investors. On February 18, 2000, the MassMutual Investors agreed to waive the Company's non-compliance with certain of the Notes covenants as of December 31, 1999, to amend the financial covenants, and to defer payment of interest to December 31, 2000 and, in exchange, accelerated the maturity of the Notes to December 31, 2000. As of June 30, 2000, the Company was not in compliance with the covenants in the Notes related to the minimum interest coverage ratio and minimum net worth. The Notes provide that a failure of any covenant relating to other indebtedness is a default under the Notes. As a result of the non-compliance with certain covenants in the Credit Agreement and the Company's failure to comply with certain covenants in the Notes as of June 30, 2000, the outstanding principal balance of the Notes has been classified as current.

As of June 30, 2000 the Company's non-compliance with various terms of the Credit Agreement and the Notes permits its lenders to accelerate all debt maturities. These matters, and their effect on the Company's liquidity, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to enter into discussions with its lenders which may result in amendments to the Credit Agreement and Notes to allow for over advances under the Working Capital Facility up to a certain amount, to provide less restrictive covenant terms and to extend the maturities of the Working Capital Facility and Term Loan. However, there can be no assurance that the Company will be able to obtain such amendments on acceptable terms.

Since the Company's operating results for the first six months of fiscal 2000 are below budget for the period, management is in the process of assessing expected financial performance for the balance of this and subsequent fiscal years. Based on the outcome of this process it may be necessary for the Company to record impairment losses with respect to its intangible assets and to reevaluate its depreciation and amortization policies.

Based on this assessment, management will develop, if necessary, plans intended to reduce operating losses, increase liquidity and meet planned cash requirements. The Company has reduced overhead costs at its Westport headquarters facility and, on August 16, 2000 effected a reduction in personnel at Progressive representing annual salaries in excess of $1,100,000, excluding fringe benefits and other expenses related to the individuals released.

The Company has retained a financial advisor which is assisting the Company in reviewing strategic alternatives available to the Company, including, without limitation, a possible sale of the Company or Progressive or an equity investment.

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

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

            See Note 5 to the Company's Consolidated Condensed Financial Statements.

Item 4.     Submission of Matter to a Vote of Security Holders

            The Company held its Annual Meeting of Shareholders on June 12, 2000. Matters voted upon at the meeting and the number of votes cast for, against or withheld, are as follows:

            (1) To consider and act upon a proposal to elect the following nominees to be Directors:

                                                             Votes Against or
                 Nominee                    Votes For            Withheld
                 -------                    ---------           ----------
                 Seth M. Lukash             4,628,426             190,819
                 Paul J. Dunphy             4,721,937              97,308
                 Graham Y. Tanaka           4,721,945              97,300
                 Thomas R. Schwarz          4,721,945              97,300

            (2) To appoint PricewaterhouseCoopers LLP as the Company's independent certified public accountants for the year ended December 31, 2000. Votes cast were: 4,782,606 for, 32,720 against and 3,919 withheld.

Item 6.     Exhibits and Reports on Form  8-K

            a.    Exhibits

                  Exhibit 11. Computation of Per Share Earnings
                  Exhibit 27. Schedule of Financial Data

            b.    Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K on June 6, 2000 to report that it had entered into an employment agreement with William A. Beebe, effective June 1, 2000, for Mr. Beebe to serve as the Company's Vice President and Chief Financial Officer.

Items 2, 3 and 5 are not applicable and have been omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          TRIDEX CORPORATION

                          (Registrant)


August 21, 2000           /s/Seth M. Lukash
                          -----------------
                          Seth M. Lukash
                               Chairman of the Board, President, Chief Executive Officer, and Chief Operating Officer


August 21, 2000           /s/William A. Beebe
                          -------------------
                          William A. Beebe
                               Vice President and Chief Financial Officer