Form 10-Q
period 2000-09-30
TRIDEX CORP
filed 2000-11-20
CIK 47254

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
|X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:           SEPTEMBER 30, 2000
                                -----------------------------------------------

                                       OR

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:             TO:

Commission file number:       1-5513

                               TRIDEX CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

CONNECTICUT                                                          06-0682273
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

                                   YES |_| NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                           OUTSTANDING ON OCTOBER 15, 2000
-----                                           -------------------------------
COMMON STOCK, NO PAR VALUE                               6,368,289

                        TRIDEX CORPORATION AND SUBSIDIARY


                                      INDEX

                                                                       Page No.
                                                                       --------

PART I.   Financial Information:

   Item 1.     Financial Statements (unaudited)

               Consolidated Condensed Balance Sheets
               September 30, 2000 and December 31, 1999

               Consolidated Statements of Operations for the Quarters and Nine Months Ended September 30, 2000 and September 30, 1999

               Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and
               September 30, 1999

               Notes to Consolidated Condensed Financial Statements

  Item  2.     Management's Discussion and Analysis of the
               Results of Operations and Financial Condition

PART II.  Other Information:

   Item 1.     Legal Proceedings

   Item 6.     Exhibits and Reports on Form 8-K

Signatures

                                  EXHIBIT INDEX

Exhibit 11     Computation of Per Share Earnings

Exhibit 27     Financial Data Schedule

Exhibit 99.1   Press Release

                        TRIDEX CORPORATION AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)
                                   (Unaudited)

                                                        SEPTEMBER 30,   DECEMBER 31,
                                                             2000           1999
ASSETS
Current assets:
  Cash and cash equivalents                               $  1,734       $    367
  Receivables, net                                           1,975          5,352
  Inventories                                                1,622          1,945
  Investment in net assets of discontinued
     operations (Note 3)                                         0          5,881
  Other current assets                                         165            353
                                                           --------       -------
   Total current assets                                      5,496         13,898
                                                           --------       -------

  Plant and equipment  (Note 2)                              2,751          2,663
  Less accumulated depreciation                             (1,752)        (1,046)
                                                           --------       -------
                                                               999          1,617
                                                           --------       -------

  Goodwill and intangible assets, net  (Note 2)                  0         10,822
  Purchased and internally developed software
      costs, net (Note 2)                                    6,004          9,856
  Other assets                                               1,300            703
                                                           --------       -------
                                                          $ 13,799       $ 36,896
                                                           ========       =======

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Bank loan payable                                       $  3,017       $  5,740
  Current portion of long term debt (Note 5)                13,945         20,691
  Accounts payable                                           3,032          3,592
  Accrued liabilities                                        4,904          2,411
  Deferred revenue                                             238            199
                                                           --------       -------
   Total current liabilities                                25,136         32,633
                                                           --------       -------
Shareholders' equity (deficit):
  Common stock, no par value                                 1,634          1,634
  Additional paid-in capital                                33,928         33,928
  Accumulated deficit                                      (45,584)       (29,584)
  Receivable from sale of stock                               (350)          (750)
  Common shares held in treasury, at cost                     (965)          (965)
                                                           --------       -------
                                                           (11,337)         4,263
                                                           --------       -------
                                                          $ 13,799       $ 36,896
                                                           ========       =======



              See notes to consolidated condensed financial statements.

                        TRIDEX CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Operations
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                        QUARTERS ENDED         NINE MONTHS ENDED
                                                        --------------         -----------------
                                                      SEPT 30,    SEPT 30,    SEPT 30,    SEPT 30,
                                                       2000        1999        2000        1999
Net sales                                           $    4,405  $    7,920  $   12,473  $   24,106

Operating costs and expenses:
  Cost of sales                                          2,389       5,377       7,413      16,790
  Engineering, design and product development costs      1,011       1,359       3,288       2,815
  Selling, administrative and general expenses           1,452       1,967       4,364       5,487
  Depreciation and amortization                          1,019         899       3,087       2,607
  Impairment charge (Note 2)                            12,300           0      12,300           0
                                                       -------      ------      ------      ------
                                                        18,171       9,602      30,452      27,699

Operating loss                                         (13,766)     (1,682)    (17,979)     (3,593)

Other charges (credits):

  Interest expense, net                                    651         889       2,247       2,454
  Other, net                                               367           9         536         (51)
                                                       -------      ------      ------      ------
                                                         1,018         898       2,783       2,403

Loss from continuing operations before income taxes    (14,784)     (2,580)    (20,762)     (5,996)

Benefit (provision) for income taxes                       (35)        838        (105)      2,223

Net loss from continuing operations                    (14,819)     (1,742)    (20,867)     (3,773)

Discontinued operations (Note 3):
  Net income (loss) from discontinued operations             0         343         (26)      1,324
  Net gain on sale of discontinued operations                0           0       5,588           0

Net loss before extraordinary item                     (14,819)     (1,399)    (15,305)     (2,449)

Extraordinary loss due to debt modification (Note 5)         0           0        (695)          0

Net loss                                            $  (14,819) $   (1,399) $  (16,000) $   (2,449)

Loss per share -- basic and diluted:
  Loss from continuing operations                   $    (2.33) $     (.27) $    (3.28) $     (.59)

Income from discontinued operations                          0         .05         .87         .21

Extraordinary loss                                           0           0        (.10)          0
                                                       -------      ------      ------      ------
Net loss                                                 (2.33)       (.22)      (2.51)       (.38)

Weighted average shares outstanding
  Basic and diluted                                  6,368,289   6,368,289   6,368,289   6,368,289
                                                     =========   =========   =========   =========


              See notes to consolidated condensed financial statements.

                        TRIDEX CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                            NINE MONTHS ENDED
                                                               --------------------------------------------
                                                               SEPTEMBER 30,                SEPTEMBER 30,
                                                                   2000                       1999
Cash flows from operating activities:
  Net loss                                                       $ (16,000)                   $ (2,449)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation                                                     419                         289
      Amortization of goodwill, intangible assets and
        purchased and internally developed software                  2,668                       2,552
      Debt discount amortization                                       559                         217
      Gain on sale of assets                                            (8)                       (178)
      Gain on sale of discontinued operations                       (5,588)                          0
      Loss from discontinued operations                                 26                      (1,324)
      Extraordinary loss due to debt modification                      695                           0
      Impairment charge on long-lived assets                        12,300                           0
      Changes in operating assets and liabilities:
        Receivables                                                  3,377                      (2,026)
        Inventory                                                      323                        (836)
        Other current assets                                           188                          40
        Other assets                                                  (597)                         (8)
        Accounts payable, accrued liabilities, deferred
         revenue and income taxes payable                            1,972                         793
                                                                   -------                    --------

      Net cash provided by (used in) operating activities
         of continuing operations                                      344                      (2,930)

Cash flows from investing activities:
    Purchases of plant and equipment                                   (95)                       (100)
    Capitalized software development costs                               0                        (725)
    Proceeds from sale of assets                                         8                         295
    Proceeds from sale of discontinued operations, net
       of transaction expenses                                      11,443                           0
                                                                   -------                    --------

      Net cash provided by (used in) investing activities of
        continuing operations                                       11,356                        (530)

Cash flows from financing activities:
  Net change in borrowings under line of credit                     (2,723)                        644
  Net change in borrowings of long term debt                        (8,000)                          0
  Net cash flow of discontinued operations                               0                       3,173
  Collection of stock sale receivable                                  400                           0
  Purchase of treasury shares                                            0                          51
                                                                   -------                    --------
      Net cash (used in) provided by financing activities          (10,323)                      3,868

Increase in cash and cash equivalents                                1,367                         408
Cash and cash equivalents at beginning of period                       367                          18
                                                                   -------                    --------
Cash and cash equivalents at end of period                       $   1,734                   $     426
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

As more fully discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Company experienced net losses from continuing operations in each of the years ended December 31, 1999 and 1998. During the period ended September 30, 2000, the Company experienced a net loss from continuing operations of $20,867,000 (including a non-cash impairment charge of $12,300,000). Cash flows from continuing operations amounted to $344,000. As a result of the operating losses, the Company is not in compliance with various terms of its credit agreements, permitting its lenders to accelerate all debt maturities. These matters, and their effect on the Company's liquidity, raise substantial doubt about the Company's ability to continue as a going concern.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position as of September 30, 2000, the results of its operations for the quarters and nine month periods ended September 30, 2000 and September 30, 1999 and changes in its cash flows for the nine month periods ended September 30, 2000 and September 30, 1999. The December 31, 1999 consolidated condensed balance sheet has been derived from the Company's audited financial statements at that date. The interim financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.     IMPAIRMENT OF LONG-LIVED ASSETS:

As noted in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000, the operating results of Progressive during fiscal 2000 have been below expectations. As a result, in August of this year, management instituted a reduction-in-force at Progressive, revised its operating forecasts and initiated an evaluation of the carrying value of long-lived assets. The evaluation commenced with estimates of the future cash flows, on an undiscounted basis, expected to result from the assets and their eventual disposition. Based on this evaluation management has concluded that an impairment of the acquired assets has occurred and has recorded a writedown of such assets to fair value. The fair values of the long-lived assets were estimated using the present value of expected future cash flows. Considerable management judgment is involved in estimating fair value, and accordingly, operating results could vary significantly from management's estimates. Therefore, in accordance with the provisions of the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company has recorded a charge of $12,300,000, consisting of $9,847,000 of goodwill, $2,159,000 of purchased and internally developed software costs and $294,000 of plant and equipment.

3.  DISCONTINUED OPERATIONS:

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


4.  EARNINGS (LOSS) PER COMMON SHARE:

Basic earnings (loss) per common share are based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share assume the exercise of options and warrants and the conversion of dilutive securities when the results of such exercises and conversions are dilutive.

5.  BANK CREDIT AGREEMENT AND SUBORDINATED DEBT:

The components of debt are:

                                                      SEPTEMBER 30,     DECEMBER 31,
                                                        2000               1999
                                                        ----               ----
                                                         (Dollars in thousands)
Term loan payable                                     $ 3,100            $ 11,100
Senior subordinated notes, net of discount             10,845               9,591
                                                      -------            --------

                                                       13,945              20,691
Current portion                                        13,945              20,691
                                                      -------            --------

Long-term portion                                     $     0            $      0
                                                      =======            ========

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

On February 18, 2000 the Company entered into an amendment to the Credit Agreement which amended the covenants as of December 31, 1999, waived non-compliance with the December 31, 1999 covenants, and extended the maturity of the Term Loan and the Working Capital Facility to December 31, 2000. Pursuant to the amendment, the Company made a principal payment of $8,000,000 on February 18, 2000 and agreed to make an additional principal payment of $1,000,000 on or before June 30, 2000. The amended covenants require the Company to maintain a minimum interest coverage ratio and a minimum net worth. The Credit Agreement, as amended, permits the Company to borrow up to $6,000,000 under the Working Capital Facility, subject to the eligible borrowing base limitations, establishes interest rate margins of 2.5% on prime rate-based loans and 4.75% on LIBOR-based loans and requires minimum monthly maintenance fees of $3,000. If loans under the Working Capital Facility exceed borrowing base capacity, the Company will incur an additional interest rate margin of 2.0%. As of September 30, 2000, the Company was not in compliance with the covenant related to the interest coverage ratio, the amount drawn under the Working Capital Facility was $1,166,250 in excess of the defined borrowing base, and the agreed upon $1,000,000 principal payment due June 30, 2000 had not been made. As a result, the Company is in default of the Credit Agreement and the outstanding principal balance of the Term Loan has been classified as current.

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

On February 18, 2000, the MassMutual Investors agreed to waive the Company's non-compliance with certain covenants in the Notes as of December 31, 1999, to amend the financial covenants, to defer payment of interest to December 31, 2000 and, in exchange, accelerated the maturity of the Notes to December 31, 2000. As of September 30, 2000, the Company was not in compliance with the covenants in the Notes related to the minimum interest coverage ratio and minimum net worth. As a result of the non-compliance with certain covenants in the Credit Agreement and the Company's failure to comply with certain covenants in the Notes as of September 30, 2000, the outstanding principal balance of the Notes has been classified as current.

The acceleration of the maturity of the MassMutual Notes constituted a substantial debt modification, which under EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments", requires the MassMutual Notes to be adjusted to their fair value as of the date of the February 18, 2000 amendment. The Company calculated the present value of the principal and interest due December 31, 2000 using the remaining maturity period of the MassMutual Notes and an estimated fair value interest rate at the modification date. As a result of this modification, the Company recognized a debt extinguishment loss of $695,000 which was recorded as an extraordinary item in the quarter ending March 31, 2000. At September 30, 2000, the remaining debt discount of $155,000 is being amortized to interest expense through December 31, 2000 using the effective interest rate method.

6. COMMITMENTS AND CONTINGENCIES:

Allu Realty ("Allu"), a Massachusetts business trust with transferable shares, all of which are owned by the Company, is the former owner of land located at 100 Foley Street, Somerville, Massachusetts (the "Site"). Allu sold the property to 100 Foley Street Incorporated ("Foley"), an unrelated entity.

In 1984, Allu and the Company disclosed to the Massachusetts Department of the Attorney General the existence of chromium, oil and grease at the Site. As a result, the Environmental Protection Division of the Department of the Attorney General and the Massachusetts Department if Environmental Protection conducted an investigation of the Site. In 1993, the Company entered into an agreement with Foley pursuant to which the Company and Foley agreed to pay
75% and 25%, respectively, of the costs incurred after January 1, 1992 in connection with the investigation and remediation of the Site (the "Site Participation Agreement"). The Site Participation Agreement also provided that, to the extent there are available proceeds from the sale of the Site, the Company would be reimbursed approximately $200,000 of the $250,000 it expended in connection with the Site prior to January 1, 1992. As of December 31, 1999, the Company had spent approximately $766,000 in connection with the Site. In 1997, Foley sold the Site to an affiliate of Stop & Shop, Inc.
("Stop & Shop"). As part of the sale transaction, Foley was required to place approximately $875,000 in escrow (the "Stop & Shop Escrow") to cover the costs of remediation, which was completed in 1999. In 1997, Foley brought suit in the United States District Court, District of Massachusetts, against the Company claiming that the Company failed to contribute its share of the remediation costs pursuant to the Site Participation Agreement. Foley asserted that Allu and Tridex remain liable for payment of certain costs associated with the remediation of the Site after its sale to Stop & Shop, and claimed that it is entitled to reimbursement from the Company of a portion of the Stop & Shop Escrow. The Company filed a counterclaim, and sought reimbursement of funds previously expended in accordance with the Site Participation Agreement. Mediation between the parties was not successful; in July 2000, after trial of the case, the jury made certain factual findings upholding the parties' obligations under the Site Participation Agreement, including the Company's obligation to pay 75% of the remediation costs and the obligation of Foley to reimburse the Company out of sale proceeds. On October 16, 2000, the United States District court for Massachusetts entered judgement against the Company in the amount of $791,095. The Company has filed various post-trial motions seeking to vacate the judgement or to have it modified. If these motions are unsuccessful, the Company intends to appeal the decision of the Court. As of June 30, 2000, the Company had accrued $465,000 with respect to its potential liability under the Site Participation Agreement. Based upon the judgement described above, the Company has increased the accrual to $791,000 at September 30, 2000. The Company is unable to forecast when this litigation will finally be resolved or the amount of its ultimate exposure with respect thereto.

7.  LITIGATION

In April, 1998, the Company acquired all of the common stock of Progressive Software, Inc. from Paul J. Smith, its sole shareholder ("Smith"), for a total purchase price of $47,594,000 consisting of 714,000 shares of the Company's common stock, valued at $4,998,000, and the balance in cash. As a part of the transaction, the parties entered into an Escrow Agreement with respect to possible future liabilities related to sales taxes in various jurisdictions where Progressive had done business. Additionally, the Company entered into a three year lease (the "Lease") with a family partnership in which Smith is a principal to occupy the primary office facility used by Progressive. Subsequent to the acquisition, the Company filed a complaint against Smith based on additional information concerning Progressive seeking a reduction in the purchase price paid by the Company. In January, 1999, Smith filed a complaint seeking damages up to $5,000,000 for the refusal by the Company to register the shares of common stock received by him as a part of the purchase price.

On October 31, 2000, the Company and Smith entered into a Settlement Agreement under which all of the claims pending between the parties were settled. Pursuant to the Settlement Agreement Smith returned to the Company 714,000 shares of the Company's common stock issued to him, valued at that time at $7.00 per share, as well as $1,226,000 in cash. It was also agreed that effective October 1, 2000, no further rent would be due under the Lease, that the Lease would terminate on December 31, 2000 and that the Company had no further obligation pursuant to the Escrow Agreement. Effective upon Smith's returning the 714,000 shares of the Company common stock, the Company's issued and outstanding shares of common stock will decrease to 5,654,280. The settlement will be reflected in the Company's financial statements in the quarter ending December 31, 2000.


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

RESULTS OF OPERATIONS

As discussed more fully below, the Company has experienced recurring net losses and negative cash flows, and is currently in default under its agreements with lenders. These matters raise substantial doubt about the Company's ability to continue as a going concern. As noted in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000, the operating results of Progressive during fiscal 2000 have been below expectations. As a result, management reviewed the carrying value of long-lived assets related to the software products and associated technology in place at the time of the Company's 1998 acquisition of Progressive in view of the performance of these assets subsequent to the acquisition. Based on this review and the fact that substantial effort has been required to enhance and stabilize Progressive's principal software products, management has concluded that an impairment of the acquired assets has occurred. Therefore, in accordance with the provisions of the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company has recorded a charge of $12,300,000, consisting of $9,847,000 of goodwill, $2,159,000 of purchased and internally developed software costs and $294,000 of plant and equipment. The fair values of the long-lived assets were estimated using the present value of expected future cash flows. Considerable management judgment is involved in estimating fair value and, therefore, operating results could vary significantly from management's estimates.

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

Consolidated net sales for the quarter ended September 30, 2000 decreased $3,515,000 (44%) to $4,405,000 from $7,920,000 in the comparable quarter of the prior year. Management believes that the decrease results from several causes. Beginning in the second quarter of this year, the Company outsourced the hardware components for a major customer's expansion and, as a result, did not recognize hardware revenue on these shipments. The value of these outsourced hardware components was approximately $889,500 during the third quarter. Prior to this arrangement the Company supplied these components directly. There were no comparable transactions during the same period a year ago. Further, management believes that many customers delayed buying decisions in anticipation of the completion of work on a new release of the Company's IRIS software which became available in early July. Finally, management believes that the decrease is an industry-wide trend inasmuch as revenues of many of the Company's competitors have been adversely affected, when compared to prior periods, during the first nine months of 2000. Offsetting these factors was the sale of non-current software code to one customer for $831,400.

Consolidated gross profit decreased $527,000 (21%) to $2,016,0000 from $2,543,000 in the prior year. The reduction relates to the reduction in revenues during the current period offset, to a degree, by revenues attributable to software sales. In 1999, software sales accounted for approximately 9% of total revenue; whereas, in the current period, such sales amounted to 30% of the total. Profit margins associated with software sales are substantially higher than those generated by the sale of hardware. Consolidated gross profit margin was 46% (38% before giving effect to the outsourcing arrangement referred to above), compared with 32% during the comparable period in 1999. As noted, the increase in the contribution of software sales to total revenues accounts for substantially all of the improvement in profit margin.

Consolidated engineering, design and product development costs for the current quarter were $1,011,000, compared with $1,359,000 experienced in the same period a year ago. The reduction results from a substantial decrease in the expenses associated with contract personnel utilized in the development efforts related to the new version of the Company's IRIS software which was substantially completed in early July. Additional decreases resulted from the personnel reductions put into effect in mid-August.

Consolidated selling, administrative and general expenses decreased $515,000 (26%) to $1,452,000 from $1,967,000 in the comparable period last year. The overall decrease results from substantial reductions in staff and related expenses at the Company's corporate offices which were not entirely offset by increases at Progressive.

Consolidated depreciation and amortization for the quarter was $1,019,000 compared to $899,000 in the third quarter last year. The increase results principally from increases in these expenses at Progressive.

Consolidated continuing operating losses for the quarter were $13,766,000, compared to operating losses of $1,682,000 a year ago. The increase in the current period was the result of a $12,300,000 impairment charge. Exclusive of this charge, operating losses decreased as a result of a more favorable mix of products sold, resulting in improved gross profit margins, and decreased operating costs resulting principally from the elimination of contract programming expense, the effect of the reduction in personnel at Progressive which took effect in August, and substantially reduced administrative costs at the Company's corporate offices.

Net interest expense for the quarter was $651,000 compared to $889,000 last year. The decrease is primarily the result of a reduction in the amount of outstanding bank debt. As described in Note 2 above, the Company used a portion of the proceeds from the sale of Ultimate to repay a portion of the Term Loan and Working Capital Facility. The decrease was offset to a certain extent by increases in interest rates during the current period compared with rates in effect a year ago. Interest expense is net of interest income of $26,340 in the current quarter and $33,290 in the prior year's quarter.

Other expense consists principally of an additional provision of $360,000 for liabilities related to the 100 Foley Street litigation as described in Note 6 above.

Provision for income taxes in the current quarter reflects state equity-based tax provisions. The benefit recorded in the prior year's quarter reflects the recognition of a deferred tax benefit.

Net loss for the current quarter was $14,819,00, or ($2.33) per share, as compared to a net loss of $1,399,000, or ($0.22) per share, in the comparable period a year ago. The average number of common shares outstanding remained constant at 6,368,289 shares.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1999

Consolidated net sales for the nine months ended September 30, 2000 decreased $11,633,000 (48%) to $12,473,000 from $24,106,000 in the comparable period last year. Management believes that the decrease results from several causes. Beginning in the second quarter, the Company outsourced the hardware components for a major customer's expansion and, as a result, did not recognize hardware revenue on these shipments. The value of these outsourced hardware components was approximately $2,874,000 during the period. Prior to this arrangement the Company supplied these components directly. There were no comparable transactions during the same period a year ago. Also, the Company experienced a delay in shipments caused by protracted negotiations of a new credit arrangement between the Company's lenders and a major vendor as more fully described in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000. Further, management believes that many customers delayed buying decisions in anticipation of the completion of work on a new release of the Company's IRIS software which became available in early July. Finally, management believes that the decrease is an industry-wide trend inasmuch as revenues of many of the Company's competitors have been adversely affected, when compared to prior periods, during the first nine months of 2000.

Consolidated gross profit decreased $2,256,000 (31%) to $5,060,000 from $7,316,000 in the prior year. The reduction relates directly to the reduction in revenues during the current period. Consolidated gross profit margin increased to 41% of sales from 30% last year. Before giving effect to the outsourcing arrangement referred to above, the gross profit for the nine month period this year was 33%.

Consolidated engineering, design and product development costs increased $473,000 to $3,288,000 from $2,815,000 last year. The increase was principally the result of efforts directed toward final enhancements of the new version of the Company's IRIS software product which was released in early July. Expenses during this period were reduced by approximately $260,100, representing the fair market value of equity received in Digital Restaurant Solutions for development services provided. Expenses in 1999 are exclusive of $750,000 of development costs which were capitalized.

Consolidated selling, administrative and general expenses decreased $1,123,000 (21 %) to $4,364,000 from $5,487,000 a year ago. As noted above, the overall decrease results from substantial reductions in staff and related expenses at the Company, which were not entirely offset by increases at Progressive.

Consolidated depreciation and amortization for the current period was $3,087,000 compared to $2,607,000 last year. As noted above, the increase results principally from increases in these expenses at Progressive.

Consolidated continuing operating losses for the period were $17,979,000, compared to losses of $3,593,000 in the comparable period last year. Increased losses in the current period were primarily the result of a $12,300,000 impairment charge recorded in the quarter ended September 30, 2000, decreased sales and gross profits and increased costs of depreciation, engineering, design and product development, partially offset by reduced selling, administrative, and general expenses.

Net interest expense for the current period was $2,247,000 compared to $2,454,000 a year ago. The increase is the result of increases in prevailing interest rates during the current period compared with rates in effect last year. That increase was partially offset by a reduction in the amount of outstanding bank debt through the use of a portion of the proceeds from the Ultimate sale, as described in Note 2 above. Interest expense is net of interest income of $87,240 in 2000 and $79,558 last year.

Other expense consists principally of an additional provision of $475,000 for liabilities, as well as expenses of $87,000, related to the 100 Foley Street litigation as described in Note 6 above. In 1999, the Company reported Other income of $51,000 representing a gain of $ 180,000 on the sale of the assets of an operating division offset by provisions for costs also associated with the 100 Foley Street matter and non-operating properties held for sale.

Provision for income taxes in the current quarter reflects state equity-based tax provisions. The benefit recorded in the prior year reflects the recognition of a deferred tax benefit.

Net loss in the first nine months of 2000 was $16,000,000, or ($2.51) per share, compared to a net loss of $3,773,000, or ($.38) per share, for the first nine months of 1999.

Net income from discontinued operations, including gain on the sale of Ultimate in February 2000, was $5,562,000, or $0.87 per share, for the first nine months of 2000. There was no such income during the comparable period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

The Company's negative working capital at September 30, 2000 was $19,640,000, compared with negative working capital of $18,735,000 at December 31, 1999. At September 30, 2000 the Company had no material commitment for capital expenditures. The Company's September 30, 2000 negative working capital results primarily from net losses and current maturities on the Company's existing debt which has been reclassified due to covenant non-compliance.

On February 18, 2000 the Company entered into an amendment to the Credit Agreement which amended the covenants of that agreement, waived non-compliance as of December 31, 1999 and extended the maturity of the Term Loan and Working Capital Facility to December 31, 2000. Pursuant to the amendment, the Company made a principal payment of $8,000,000 from the proceeds of the sale of Ultimate on February 18, 2000. Also, in accordance with the terms of the amendment, immediately after the sale, the Company made a payment to Fleet under the Working Capital Facility in the amount of $3,053,204. Finally, the Company agreed to make an additional principal payment of $1,000,000 under the Term Loan on or before June 30, 2000. The amended covenants require the Company to maintain a minimum interest coverage ratio and a minimum net worth. The Credit Agreement, as amended, permits the Company to borrow $6,000,000 under the Working Capital Facility, subject to the eligible borrowing base limitations, establishes interest rate margins of 2.5% on prime rate-based loans and 4.75% on LIBOR-based loans and requires minimum monthly maintenance fees of $3,000. If loans under the Working Capital Facility exceed borrowing base capacity, the Company will incur an additional margin of 2.0%. As of September 30, 2000, the Company was not in compliance with the covenant related to the interest coverage ratio, had borrowings of approximately $1,166,250 in excess of its borrowing base under the Working Capital Facility, and had not made the principal payment of $1,000,000. As a result, the Company is in default of the Credit Agreement and the outstanding principal balance of the Term Loan is classified as current.

As of December 31, 1999, the Company was not in compliance with the minimum interest coverage ratio and minimum net worth covenants of the Company's Notes with the MassMutual Investors. On February 18, 2000, the MassMutual Investors agreed to waive the Company's non-compliance with certain of the Notes covenants as of December 31, 1999, to amend the financial covenants, and to defer payment of interest to December 31, 2000 and, in exchange, accelerated the maturity of the Notes to December 31, 2000. As of September 30, 2000, the Company was not in compliance with the covenants in the Notes related to the minimum interest coverage ratio and minimum net worth. The Notes provide that a failure of any covenant relating to other indebtedness is a default under the Notes. As a result of the non-compliance with certain covenants in the Credit Agreement and the Company's failure to comply with certain covenants in the Notes as of September 30, 2000, the outstanding principal balance of the Notes has been classified as current.

As of September 30, 2000 the Company's non-compliance with various terms of the Credit Agreement and the Notes permits its lenders to accelerate all debt maturities. These matters, and their effect on the Company's liquidity, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to enter into discussions with its lenders which may result in amendments to the Credit Agreement and Notes to allow for over advances under the Working Capital Facility up to a certain amount, to provide less restrictive covenant terms and to extend the maturities of the Working Capital Facility and Term Loan. However, there can be no assurance that the Company will be able to obtain such amendments on acceptable terms.

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

        See Note 5 to the Company's Consolidated Condensed Financial Statements.

ITEM 6. Exhibits and Reports on Form  8-K

        a.  Exhibits

               Exhibit 11.     Computation of Per Share Earnings

               Exhibit 27.     Schedule of Financial Data

               Exhibit 99.1    Press Release

        b.  Reports on Form 8-K

            The Company filed a Current report on Form 8-K on November 7, 2000 to report the settlement of litigation related to its 1998 acquisition of Progressive Software, Inc.

ITEMS 2, 3, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             TRIDEX CORPORATION

                             (Registrant)


November 20, 2000            /s/ Seth M. Lukash
                             ------------------
                             Seth M. Lukash
                             Chairman of the Board, President, Chief Executive
                             Officer, and Chief Operating Officer


November 20, 2000            /s/ William A. Beebe
                             --------------------
                             William A. Beebe
                             Vice President and Chief Financial Officer

14