Form 10-K
period 2000-12-31
TRIDEX CORP
filed 2001-04-17
CIK 47254

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                    -----------------------------------------
                                    FORM 10-K
                    -----------------------------------------

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended:  December 31, 2000
                                       or
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from                  to                        .
                                   -----------------    -----------------------

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

        Securities registered pursuant to Section 12 (b) of the Act: NONE

               Securities registered pursuant to Section 12(g) of
                                    the Act:

                               Title of each class
      --------------------------------------------------------------------
                         COMMON STOCK, WITHOUT PAR VALUE

-------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/    No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. [ ]

As of March 16, 2001 the aggregate market value of the registrant's issued and outstanding voting stock held by non-affiliates of the registrant was $1,357,029.

As of March 16, 2001 the registrant had outstanding 5,654,289 shares of common stock, without par value.

                        Exhibit Index appears on page 17

                                TABLE OF CONTENTS

PART I....................................................................................................................1

   ITEM 1.     BUSINESS...................................................................................................1
   ITEM 2.     PROPERTIES.................................................................................................3
   ITEM 3.     LEGAL PROCEEDINGS..........................................................................................3
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................................4

PART II...................................................................................................................5

   ITEM 5.     MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................................5
   ITEM 6.     SELECTED FINANCIAL DATA....................................................................................5
   ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS.....................6
   ITEM 7A.    QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK................................................9
   ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................................9
   ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......................10

PART III.................................................................................................................10

   ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................................................10
   ITEM 11.    EXECUTIVE COMPENSATION....................................................................................11
   ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................................13
   ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTION.............................................................14
   ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..........................................14

PART I

ITEM 1.  BUSINESS

GENERAL

Tridex Corporation ("Tridex" or the "Company"), through its wholly owned operating subsidiary Progressive Software, Inc. ("Progressive"), is a leading designer, developer and marketer of specialized point-of-sale ("POS"), back-office and enterprise technology for the food service industry. All dollar amounts within this report, unless otherwise indicated, exclude results of discontinued operations.

(a)    GENERAL DEVELOPMENT OF BUSINESS

On April 17, 1998, the Company acquired all of the outstanding common stock of Progressive for a total purchase price of $47,594,000, consisting of 714,000 shares of Tridex common stock, valued at $4,998,000, and the balance in cash. Through the acquisition of Progressive, the Company had anticipated potential synergies between Progressive and the Company's Ultimate Technology Corporation ("Ultimate") subsidiary, a leading developer, manufacturer and marketer of hardware systems and components for the retail POS industry, that would enable the Company to provide customers with customized hardware and software solutions. Those synergies never materialized. In the absence of such synergies, and in view of the Company's substantial debt burden, the Company determined that it would be difficult to adequately support the cost of fully developing and sustaining both software and hardware operations. Consequently, management decided to concentrate its efforts on the software segment of its business represented by Progressive. Accordingly, on February 18, 2000, Tridex sold Ultimate to UTC Holding Company, Inc., an affiliate of Capital Formation Group II, L.P., a private investment partnership, for a purchase price of approximately $12,544,000 in cash. Tridex used the proceeds from the sale primarily to pay down debt.

(b)    FINANCIAL INFORMATION ABOUT SEGMENTS

The Company operates in one segment.

(c)    NARRATIVE DESCRIPTION OF BUSINESS

       (i)    PRINCIPAL PRODUCTS AND SERVICES

              Progressive offers the following POS, back office, and enterprise technology solutions for the food service industry:

                   o IRIS Full Serve (Windows(R) NT(R)-based application)
                   o IRIS Quick Serve (Windows(R) NT(R)-based application)
                   o IRIS Connect (DOS-based application on a Windows(R) NT(R)
                     platform)
                   o SMART 2 (DOS-based application on a Windows(R) NT(R)
                     platform)

              Progressive's integrated restaurant information system, IRIS, is a 32-bit Microsoft Windows(R) NT(R)-based system for quick service and table service operators that combines advanced POS capabilities and powerful back office resource planning services to manage every aspect of operations. This includes an intuitive touchscreen POS for order entry, drive-thru and kitchen display management, cost and general accounting, time and attendance, purchasing and inventory control, and demand forecasting. IRIS Connect is a centralized management system designed to provide consolidated information on an enterprise-wide basis.

              IRIS Full Serve, currently installed only in the United States and IRIS Quick Serve, currently installed in the United States, Australia, Japan, Taiwan and the United Kingdom, are both year 2000 and Euro compliant and Unicode-enabled. Building on its legacy DOS product, Progressive also offers SMART 2 for customers who want to continue to use Progressive's DOS systems on a Windows(R) NT(R) platform. Progressive currently has more than 15,000 licensed installations of its DOS and Windows(R) NT(R) products.

              Progressive sells its software systems through direct and indirect sales forces and, when requested by customers, provides hardware and system integration services in connection with software sales. In addition, Progressive offers help desk, on-site technical and consulting support and project management services.

       (ii)   SOURCES AND AVAILABILITY OF LABOR

              As of December 31, 2000, Progressive employed 11 full time programmers. The ready availability of computer programmers is crucial to Progressive's product development efforts. To date, Progressive development programs have not been materially affected by a shortage of qualified programmers. There can be no assurance, however, that such a shortage will not occur in the future.

              The availability of raw materials is not a significant factor in the Company's business.

       (iii)  INTELLECTUAL PROPERTY

              Progressive owns proprietary rights in two principal software programs it developed, and has common law rights in related trade and service marks. It also has a pending trademark application relating to one of its proprietary programs. The Company regards its software designs and code incorporated into its products as proprietary and protects them by relying on a combination of copyright, trademark and trade secret laws and employee and third party nondisclosure agreements. It may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or otherwise obtain and use, to the Company's detriment, information that the Company regards as proprietary. Moreover, the laws of some foreign countries do not afford the same protection to the Company's proprietary rights as do United States laws. There can be no assurance that legal and contractual protections relied upon by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop products that are substantially equivalent or technologically superior to the Company's products.

       (iv)   SEASONALITY AND PRACTICES RELATING TO WORKING CAPITAL ITEMS

              Sales of the Company's products are not subject to material seasonal variations. The Company's operations, as presently constituted, do not require inventories of raw materials or finished goods.

       (v)    CERTAIN CUSTOMERS

              The Company has certain customers, the loss of which, if not replaced by sales to other customers, could have an adverse effect on the Company. In the year ended December 31, 2000, three customers accounted for approximately 32%, 18% and 9%, respectively, of the Company's net sales. As customers complete the installation of new software systems, sales to these customers typically decline. Accordingly, the identity of Progressive's largest customers changes in the ordinary course of business. There can be no assurance that Progressive will not experience the loss of a customer which, in any given year or sequential years, accounted for a significant portion of Progressive's net sales, or that such loss will not have an adverse effect on the Company.

       (vi)   BACKLOG

              Substantially all of the Company's business results from orders that can be modified or canceled prior to shipment without penalty. Accordingly, the Company believes that backlog cannot be considered a meaningful indicator of future financial performance.

       (vii)  COMPETITION

              The Company faces aggressive competition in its markets. Many of the Company's current and potential competitors are large multi-national enterprises with extensive experience and resources in designing, manufacturing and marketing similar software products. Competitors in the POS marketplace include Eltrax (Squirrel POS), Panasonic, Restaurant Data Concepts, Inc. (Positouch), Infogenesis, Ibertech (Aloha POS), Hospitality Solutions International, GEAC, NCR (Compris POS), Radiant Systems, Par Technology and hardware providers such as IBM, NCR, and Javelin, who market their products in conjunction with independent software vendors. There are also smaller companies that license their POS-oriented software with PC-based systems in regional markets.

              In certain markets, the Company's competitors sometimes offer prices lower than those offered by Tridex in part, management believes, because of lower overhead attributable to higher volume production. Many of the Company's competitors, particularly those that are divisions of substantially larger companies, have greater financial and other resources than Tridex.

       (viii) RESEARCH AND DEVELOPMENT ACTIVITIES

              The Company spent approximately $4.3 million in 2000 and $4.7 million in 1999 on engineering, design and product development. Research and development expenditures in 1999 included $725,000 of software development costs which were capitalized. There were no such costs capitalized in 2000. During 1999 and 2000, the Company provided certain custom software development to RetailDNA, LLC ("RetailDNA" f/k/a Digital Restaurant Solutions, LLC), a privately held company involved in the development of specialty software products for the restaurant industry. The Company received 6,750,000 shares in RetailDNA as compensation. The Company has estimated the value of these shares at $850,000 and has reduced development expenses during 1999 and 2000 by $500,000 and $350,000 respectively. (See Note 1 to the Company's 2000 consolidated financial statements).

       (ix)   EMPLOYEES

              As of March 16, 2001, the Company employed approximately 61 full time and 2 part time employees, 59 of whom were employed by Progressive.

(d)    FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
       SALES

       Sales for the Company's wholly owned United Kingdom sales and distribution subsidiary, Retail Resource Solutions Limited, ("RRS") for the years ended December 31, 2000 and 1999 were $70,787 and $1.7 million, respectively.

ITEM 2.  PROPERTIES

The Company's operations are currently conducted at the facilities described below:

                                                                                      Owned or
Location                     Operations Conducted            Size - Approx. Sq. Ft.    Leased      Lease Expiration Date
----------------------------------------------------------------------------------------------------------------------------
Westport, Connecticut        Principal executive offices              5,000            Leased         July 31, 2001
                             (Tridex)                          (net of sublease)

Charlotte, North Carolina    Product Development & Sales             30,600            Leased         September 14, 2005
                             (Progressive)

Effective November 1, 1999, 50% of the Westport office was subleased through July 31, 2001. In addition, the Company sold a non-operating facility of 23,000 square feet located in Bloomfield, Connecticut on January 24, 2000 for a purchase price of $133,000. The Company believes that its existing leased facilities generally are in good condition, adequately maintained and suitable for their present and contemplated uses.


ITEM 3.  LEGAL PROCEEDINGS

In April 1998, the Company acquired all of the common stock of Progressive Software, Inc. from Paul J. Smith ("Smith"), for a total purchase price of $47,594,000 consisting of 714,000 shares of the Company's common stock, valued at $4,998,000, and the balance in cash. As a part of the transaction, the parties entered into an Escrow Agreement with respect to possible future liabilities related to sales taxes in various jurisdictions where Progressive had done business. Additionally, the Company entered into a three-year lease (the "Lease") with a partnership in which Smith is a principal to occupy the primary office facility used by Progressive. Subsequent to the acquisition, the Company filed for arbitration against Smith seeking a reduction in the purchase price paid by the Company. In January
1999, Smith filed a complaint seeking damages up to $5,000,000 for the refusal by the Company to register the shares of Company common stock received by him as a part of the purchase price.

On October 31, 2000, the Company and Smith entered into a Settlement Agreement pursuant to which all of the claims pending between the parties were resolved. Pursuant to the Settlement Agreement, Smith returned to the Company the 714,000 shares of the Company's common stock issued to him, originally valued at $7 per share, as well as $1,226,000 in cash. The Settlement Agreement further provided that effective October 1, 2000, no further rent would be due under the Lease, that the Lease would terminate on December 31, 2000 and that the Company had no further obligation pursuant to the Escrow Agreement. Effective upon Smith's returning the 714,000 shares of common stock, the Company's outstanding shares of common stock decreased to 5,654,289. This settlement is reflected in the Company's financial statements in the quarter ending December 31, 2000 as other income in the amount of $1,440,200, of which amount $214,200 has been attributed to the value of the stock received.

Allu Realty ("Allu"), a Massachusetts business trust owned by the Company, is the former owner of land located at 100 Foley Street, Somerville, Massachusetts (the "Site"). Allu sold the Site to 100 Foley Street Incorporated ("Foley"), an unrelated entity.

In 1984, Allu and the Company disclosed to the Massachusetts Department of the Attorney General the existence of chromium, oil and grease at the Site. As a result, the Environmental Protection Division of the Department of the Attorney General and the Massachusetts Department of Environmental Protection conducted an investigation of the Site. In 1993, the Company entered into an agreement with Foley pursuant to which the Company and Foley agreed to pay 75% and 25%, respectively, of the costs incurred after January 1, 1992 in connection with the investigation and remediation of the Site (the "Site Participation Agreement"). The Site Participation Agreement also provided that, to the extent there are available proceeds from the sale of the Site, the Company would be reimbursed approximately $200,000 of the $250,000 it expended in connection with the Site prior to January 1, 1992. As of December 31, 1999, the Company had spent approximately $766,000 in connection with the Site. In 1997, Foley sold the Site to an affiliate of Stop & Shop, Inc. ("Stop & Shop"). As part of the sale transaction, Foley was required to place approximately $875,000 in escrow (the "Stop & Shop Escrow") to cover the costs of remediation, which was completed in 1999. In 1997, Foley brought suit in the United States District Court, District of Massachusetts, against the Company claiming that the Company failed to contribute its shares of the remediation costs pursuant to the Site Participation Agreement. Foley asserted that Allu and the Company remain liable for payment of certain costs associated with the remediation of the Site after its sale to Stop & Shop and claimed that it is entitled to reimbursement from the Company of a portion of the Stop & Shop Escrow. The Company filed a counterclaim, and sought reimbursement of funds previously expended in accordance with the Site Participation Agreement. Mediation between the parties was not successful and in July 2000, after a trial, a jury made certain factual findings upholding the parties' obligations under the Site Participation Agreement, including the Company's obligation to pay 75% of the remediation costs and the obligation of Foley to reimburse the Company out of sale proceeds. On October 16, 2000, the United States District Court for Massachusetts entered judgment against the Company in the amount of approximately $791,000, of which approximately $156,000 represented legal fees awarded to the opposing party and approximately $108,000 represented interest. The Company has filed various post-trial motions seeking to vacate the judgment or to have it modified. If these motions are unsuccessful, the Company intends to appeal the decision of the Court. As of December 31, 2000, the Company had accrued $791,000 the amount of the judgment. Subsequently, Foley attached $791,000 in cash being held for the account of the Company by a third party. The Company has moved to discharge the attachment which motion has not yet been heard by the Court. The Company is unable to forecast when this litigation will finally be resolved or the amount of its ultimate exposure with respect thereto.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2000, no matters were submitted to a vote of security holders.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the Over-the-Counter Bulletin Board under the symbol "TRDX.OB." As of March 16, 2001 there were 1,109 holders of record of the common stock. The following table lists the high and low sales prices of the common stock reported during the years ended December 31, 2000 and 1999.

                                                                 Year Ended December 31,
                            ---------------------------------------------------------------------------------------------------
                                                  2000                                              1999
                            ---------------------------------------------------------------------------------------------------
                                     High                      Low                     High                      Low
                            ---------------------------------------------------------------------------------------------------
January - March               $     2.8125             $    1.3750               $    3.5000              $    1.8750
April - June                        2.1250                   .05312                   3.0000                   2.000
July - September                     .8750                    .3438                   3.8750                   1.6250
October - December                   .4375                    .1094                   2.2500                   1.2500

No dividends or other distributions on the common stock have been declared in the past two years. The Company does not anticipate declaring dividends in the foreseeable future. The Company's credit agreement with its senior lender prohibits the payment of cash dividends.

The Company does not meet the net tangible asset or price per share requirements for listing on the Nasdaq Stock Market(R) ("Nasdaq"). Accordingly, during 2000, the Company's common stock was delisted from Nasdaq. As a result of delisting, current information regarding bid and asked prices for the common stock may become less readily available to brokers, dealers, and/or their customers which may reduce the liquidity of the market for the common stock which, in turn, could result in decreased demand for the common stock, a decrease in the stock price, and an increase in the spread between the bid and asked prices for the common stock.

ITEM 6.  SELECTED FINANCIAL DATA

On February 18, 2000 the Company completed the sale of Ultimate. The Selected Financial Data are derived from the Company's consolidated financial statements, which have been adjusted from historical financial statements to present the results of operations of Ultimate as a discontinued operation for all periods presented.

                                                            Years Ended December 31,
                                   ----------------------------------------------------------------------------
                                        2000           1999           1998            1997           1996
                                   ----------------------------------------------------------------------------
                                                  (Dollars in thousands, except share amounts)
Statement of Operations Data:
     Net sales from
      continuing operations        $ 16,950        $  31,256       $  17,896      $    936        $    859

                                   =============================================================================
     Income (loss) from
      continuing operations        $(22,025)       $ (16,271)      $ (14,943)     $   (902)       $  4,487
                                   ============================================================================
     Income (loss) from
      continuing operations
       per common - basic          $  (3.53)       $   (2.56)      $   (2.46)     $  (0.18)       $   1.15
                                   ============================================================================
     Cash dividends per
      common share                 $      0        $       0       $       0      $      0        $      0
                                   ============================================================================

                                                                As of December 31,
                                   ----------------------------------------------------------------------------
                                        2000           1999           1998            1997           1996
                                   ----------------------------------------------------------------------------
                                                             (Dollars in thousands)
Balance Sheet Data:
     Total assets                  $  12,214        $ 36,896       $  50,081       $ 25,655       $ 31,051
     Current portion of
     long-term debt                $  14,100        $ 20,691       $   1,650       $      0       $    740
     Long-term debt                $       0        $      0       $  19,341       $      0       $      0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE STATEMENTS CONTAINED HEREIN NOT BASED ON HISTORIC FACTS ARE FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. PAST PERFORMANCE IS NOT NECESSARILY A STRONG OR RELIABLE INDICATOR OF FUTURE PERFORMANCE. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM PAST RESULTS, ESTIMATES, PROJECTIONS, OR FORWARD LOOKING STATEMENTS MADE BY, OR ON BEHALF OF, THE COMPANY, INCLUDING, BUT NOT LIMITED TO, THE COMPANY'S EXPECTATIONS REGARDING NET SALES, GROSS PROFIT, OPERATING INCOME AND FINANCIAL CONDITION.

(a)    RESULTS OF OPERATIONS

       (i)    YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED
              DECEMBER 31, 1999

              Consolidated net sales for 2000 decreased $14.3 million (46%) to $17.0 million from $31.3 million in the comparable 1999 period. Management believes that the decrease results from several causes. Beginning in the second quarter, the Company outsourced the hardware components for a major customer's expansion and, as a result, did not recognize hardware revenue on these shipments. The value of these outsourced hardware components was approximately $2.9 million during the period. Prior to this arrangement, the Company supplied these components directly. There were no comparable transactions during the same period in 1999. Also, the Company experienced a delay in shipments caused by protracted negotiations of a new credit arrangement between the Company's lenders and a major vendor as more fully described in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000. Management also believes that the decrease in hardware, software and service sales is an industry-wide trend inasmuch as revenues of many of the Company's competitors were also adversely affected, when compared to prior periods.

              As a result of a reduction in revenues, consolidated gross profit decreased $3.2 million (35%) to $6.0 million from $9.2 million in the prior year. Consolidated gross profit margin increased to 35% of sales from 29% last year. Before giving effect to the outsourcing arrangement referred to above, the gross profit margin for 2000 was 30%.

              Consolidated engineering, design and product development costs increased $428,000 to $3.9 million from $3.5 million last year. The increase was principally the result of efforts directed toward final enhancements of the new version of the Company's IRIS software product that was released in early July. Expenses during 2000 and 1999 were reduced by approximately $350,000 and $500,000, respectively, representing the value assigned to the shares of RetailDNA for development services provided. Expenses in 1999 are exclusive of $725,000 of development costs that were capitalized.

              Consolidated selling, administrative and general expenses decreased $2.0 million (26%) to $5.8 million from $7.8 million a year ago. The overall decrease results from substantial reductions in staff and related expenses both at corporate headquarters and at Progressive.

              Consolidated depreciation and amortization for the current period was $3.5 million, substantially unchanged from last year.

              A $12.3 million impairment charge was recorded by the Company in 2000. The Company periodically reviews goodwill, intangibles and other long-term assets to assess recoverability based upon expectations of non-discounted cash flows from operations. As noted in the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000, the operating results of Progressive during fiscal 2000 have been below previous expectations. As a result, in August 2000, management instituted a reduction-in-force at Progressive, revised its operating forecasts and initiated an evaluation of the carrying value of long-lived assets. The evaluation commenced with estimates of the future cash flows, on an undiscounted basis, expected to result from the assets and their eventual disposition. Based on this evaluation, management concluded that an impairment of the acquired assets had occurred and recorded a write down of such assets to fair value. The fair values of the long-lived assets were estimated using the present value of expected future cash flows expected from such assets, discounted at a rate of return of 18%. Considerable management judgment was involved in estimating fair value and, therefore, operating results could vary significantly from management's estimates. In accordance with the provisions of the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company, recorded an impairment charge of $12,300,000, consisting of $9,847,000 of goodwill, $2,159,000 of purchased technology and internally developed software costs and $294,000 of plant and equipment.

              Consolidated continuing operating losses for the period were $19.5 million compared to losses of $5.7 million in the comparable period last year. Increased losses in the current period were primarily the result of the $12.3 million impairment charge recorded in the quarter ended September 30, 2000 as discussed above, decreased sales and gross profits and increased costs of depreciation, engineering, design and product development, partially offset by reduced selling, administrative, and general expenses.

              Net interest expense for the current period was $2.9 million compared to $3.4 million a year ago. The decrease is the result a reduction in the amount of outstanding bank debt through the use of a portion of the proceeds from the Ultimate sale, as described in Note 2 to the Company's financial statements, partially offset by increases in prevailing interest rates during the current period compared with rates in effect in 1999. Interest expense is net of interest income of $126,000 in 2000 and $104,000 in 1999.

              Other expense consists principally of an additional provision of $582,000 related to the 100 Foley Street litigation as described in Item 3. In addition, the Company recognized a loss on disposal of plant and equipment of $294,000. In 1999, the Company reported other income of $50,000 representing a gain of $180,000 on the sale of the assets of an operating division offset by provisions for costs also associated with the 100 Foley Street matter and non-operating property held for sale. Also during 2000, the Company recognized other income of $1.4 million relating to the Smith settlement. See Note 7 to the Company's consolidated financial statements.

              Provision for income taxes reflects state tax provisions. The provision recorded in the prior year reflects the increase in valuation allowance. The loss during 2000 was $17.2 million or $2.75 per share, compared to $14.8 million, or a loss of $2.32 per share, for 1999.

              Net earnings related to discontinued operations, including gain on the sale of Ultimate in February 2000, was $5.6 million, or $0.89 per share.

       (ii)   YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED
              DECEMBER 31, 1998

              Consolidated net sales for the year ended December 31, 1999 increased $13.4 million (75%) to $31.3 from $17.9 million for the prior year. The increase reflects a full year of sales of Progressive, which was acquired on April 17, 1998 as well as an increase in volume at Progressive.

              Consolidated gross profit increased $3.3 million (57%) to $9.2 from $5.8 million in the prior year, as a result of the full year contribution of Progressive and an increase in overall volume associated with Progressive. Consolidated gross profit margin decreased to 29.3% of sales from 32.6% of sales in the prior year as a result of the change in product mix at Progressive.

              Consolidated engineering, design and product development costs (net of capitalized software development costs) increased $1.6 million (83%) to $3.5 million in 1999 from $1.9 million in the prior year. The increase is primarily due to the inclusion of the full year of such costs for Progressive and to expenditures for Progressive's software development initiatives, including IRIS related costs. As a percentage of revenue, total engineering, design and product development costs decreased to 15% in 1999 compared to 20% for 1998. Consolidated engineering, design and product development costs are reported net of capitalized software development costs of $725,000 in 1999 ($1.7 million in 1998) and $500,000 in 1999 representing the estimated value of equity in Retail DNA received in return for having provided certain custom software development.

              Consolidated selling, administrative and general expenses for the current year increased $1.6 million (27%) to $7.8 million from $6.2 million in the prior year. The increase in selling, administrative and general expenses is primarily the result of the inclusion of a full year of such costs for Progressive partially offset by $500,000 for the reversal of an accrual resulting from a previously recorded pension obligation. Prior year's expenses reflect the inclusion of a non-recurring charge of approximately $310,000 associated with the due diligence review for a transaction that was not completed. Operating expenses in 1998 include the $17.6 million write-off of in-process software technology acquired as part of the purchase of Progressive.

              Depreciation and amortization for the current year increased $1.2 million to $3.6 million from $2.4 million in the prior year. The increase in amortization is primarily the result of a full year of amortizing goodwill, intangibles and existing and core technologies acquired with Progressive.

              Consolidated operating loss for the current year was a loss of $5.7 million compared to a loss of $4.6 million in the prior year (exclusive of the $17.6 million write-off of in-process software technology). The loss in the current year was primarily the result of the increase in selling, administrative and general expenses and engineering, design and development costs associated with new products.

              Net interest expense for the current year was $3.4 million compared to $1.7 million in the prior year. Interest expense increased primarily due to the debt incurred to acquire Progressive being outstanding for a full year versus eight months in the prior year and to additional net borrowings in 1999. Interest expense is net of interest income of $104,000 in 1999 and $348,000 in the prior year.

              Other non-operating income of $50,000 includes a gain of $180,000 on the sale of the Company's Ribbons Division and a provision of $105,000 for costs associated with additional remediation at the 100 Foley Street Site. See "Item 3 - Legal Proceedings" Other non-operating expenses in the prior year's period include a provision for costs of real estate held for sale.

              Provision for income taxes in the current year primarily reflects the increase in valuation allowances on certain deferred tax assets for which a tax benefit will not likely be realized. Management has concluded that realization of deferred tax assets related to net operating loss carryforwards and deductible in-process research and development through future taxable earnings or alternative tax strategies in no linger more likely than not, and accordingly has increased the valuation allowance. The benefit recorded in the prior year reflects the recognition of deferred taxes of approximately $5,814,000 related to the write-off of in-process software technology.

              Income from discontinued operations, net of income taxes, in 1999 and 1998 represents the earnings of Ultimate.

              Net loss for the current year was $14.8 million (or $2.32 per share) as compared to net loss of $14.1 million (or $2.33 per share) for the prior year. The average number of common shares outstanding increased to 6,368,000 shares from 6,077,000 shares in the prior year.

       (iii)  LIQUIDITY AND CAPITAL RESOURCES

              The Company's negative working capital (current assets less current liabilities) at December 31, 2000 was $20.3 million compared with negative working capital of $18.7 million at December 31, 1999. At December 31, 2000, the Company had no material commitments for capital expenditures. The Company's December 31, 2000 negative working capital resulted primarily from net losses and the maturity on December 31, 2000 of the Company's existing debt.

              In April 1998, the Company entered into a Credit Agreement with Fleet National Bank that provided a $12.0 million Senior Term Loan (the "Term Loan") with a maturity of March 31, 2003 and an $8.0 million Working Capital Facility. At the same time, the Company sold Senior Subordinated Notes due April 17, 2005 (the "Notes") in the principal amount of $11.0 million to Massachusetts Mutual Life Insurance Company and affiliates. The proceeds of the Term Loan and the Notes were used in the acquisition of Progressive. In February 2000, the Company used a portion of the proceeds from the sale of Ultimate to retire $8.0 million principal amount of the Term Loan and paydown of $3.0 million of the Working Capital Facility.

              As reported previously, the Company, at various times, has been in violation of the covenants of both the Term Loan and the Notes resulting in several modifications of the terms of each including an acceleration of the maturities of both to December 31, 2000. Currently, the Company does not have the capability to repay or replace either the Term Loan or the Notes. As a result, both credit facilities are due upon demand and that fact raises substantial doubt about the Company's ability to continue as a going concern The outstanding amount of both are reflected as current liabilities in the Company's financial statements.

              The Company has been advised that, in December 2000, Fleet National Bank sold its interest in the Term Loan and Working Capital Facility to ARK CLO 2000-1, Limited. Inasmuch as the Company, at present, still lacks the capability to repay or replace these credit facilities, it intends to seek accommodation with its lenders that will allow it to continue operating while seeking either modification to, or replacement of, the facilities. However, there can be no assurance that the Company will be successful in such efforts or as to what form such modification or replacement might be.

(b)    IMPACT OF INFLATION

       Tridex believes that its business has not been affected to a significant degree by inflationary trends.

ITEM 7A. QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                PAGE
                                                                                                               NUMBER
             Report of Independent Accountants                                                                  F-1

             Tridex Corporation and Subsidiaries consolidated financial statements:                             F-2

                  Consolidated balance sheets as of December 31, 2000 and 1999.                                 F-2

                  Consolidated  statements of operations for the years ended  December 31, 2000,  1999
                  and 1998.                                                                                     F-3

                  Consolidated  statements  of  shareholders'  (deficit)  equity  for the years  ended
                  December 31, 2000,  1999 and 1998.                                                            F-4

                  Consolidated  statements of cash flows for the years ended  December 31, 2000,  1999
                  and 1998 .                                                                                    F-5

                  Notes to consolidated financial statements.                                                   F-6

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

         To the Board of Directors and Shareholders of Tridex Corporation

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' (deficit) equity and cash flows present fairly, in all material respects, the financial position of Tridex Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         The accompanying consolidated financial statements have been prepared assuming Tridex Corporation will continue as a going concern. The Company is not in compliance with various terms of its debt agreements and all the debt is currently due. As more fully described in Note 1, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

         PricewaterhouseCoopers LLP
         Hartford, Connecticut

         April 9, 2001

                       TRIDEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                            December 31,
                                                                      ---------------------------------------------------------
                                                                                 2000                         1999
                                                                      ---------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $    397                       $     367
   Restricted cash (Note 1)                                                      1,440                               0
   Receivables (Note 3)                                                          1,967                           5,352
   Inventories                                                                     393                           1,945
   Investment in  discontinued operations (Note 2)                                   0                           5,881
   Other current assets                                                            387                             353
                                                                      ---------------------------------------------------------
     Total current assets                                                        4,584                          13,898
                                                                      ---------------------------------------------------------

Plant and equipment:
   Machinery, furniture and equipment                                            1,131                           2,275
   Leasehold improvements                                                          254                             388
                                                                      ---------------------------------------------------------
                                                                                 1,385                           2,663
   Less accumulated depreciation                                                  (690)                         (1,046)
                                                                      ---------------------------------------------------------
                                                                                   695                           1,617
                                                                      ---------------------------------------------------------

Goodwill, net of accumulated amortization
   of $0 in 2000 and $2,183 in 1999 (Note 2)                                         0                          10,822
Purchased and capitalized software costs, net of
   accumulated amortization of
   $431 in 2000 and $3,400 in 1999 (Note 2)                                      5,587                           9,856
Investments and other assets                                                     1,348                             703
                                                                      ---------------------------------------------------------
                                                                           $    12,214                       $  36,896
                                                                      =========================================================

LIABILITIES AND SHAREHOLDERS' (DEFICIT)  EQUITY
Current liabilities:
   Bank loan payable (Note 5)                                                 $  3,017                       $   5,740
   Current portion of long-term debt (Note 5)                                   14,100                          20,691
   Accounts payable                                                              2,990                           3,592
   Accrued liabilities                                                           4,469                           2,411
   Deferred revenue                                                                347                             199
                                                                       --------------------------------------------------------
     Total current liabilities                                                  24,923                          32,633
                                                                       --------------------------------------------------------
Commitments and contingencies (Note 7)

Shareholders' (deficit) equity (Notes 1 and 8):
   Preferred stock, $1 par value; authorized 2,000,000 shares;
     Issued none                                                                     0                               0
   Common stock, no par value, stated value $.25; authorized
     10,000,000 shares; issued 5,812,187 and 6,526,187 shares,
      respectively                                                               1,455                           1,634
   Additional paid-in capital                                                   33,893                          33,928
   Accumulated deficit                                                         (46,742)                        (29,584)
   Receivable from sale of stock                                                  (350)                           (750)
   Common stock held in treasury, at cost, 157,898 shares                         (965)                           (965)
                                                                       --------------------------------------------------------
     Total shareholders' (deficit) equity                                      (12,709)                          4,263
                                                                       --------------------------------------------------------
                                                                               $12,214                       $  36,896
                                                                       ========================================================

                 See notes to consolidated financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except share amounts)

                                                                                  Year Ended December 31,
                                                             ------------------------------------------------------------------
                                                                       2000                  1999                   1998
                                                             ------------------------------------------------------------------
Net sales:
   Hardware                                                          $ 11,478               $ 25,429              $ 15,850
   Software and service                                                 5,472                  5,827                 2,046
                                                             ------------------------------------------------------------------
                                                                       16,950                 31,256                17,896
Operating costs and expenses:
   Cost of hardware sales                                               9,708                 20,202                10,778
   Cost of software and services sales                                  1,291                  1,889                 1,291
   Engineering, design and product development costs                    3,887                  3,459                 1,887
   Selling, administrative and general expenses                         5,761                  7,793                 6,150
   Depreciation and amortization                                        3,520                  3,581                 2,402
   Purchased  in-process software technology (Note 2)                       0                      0                17,600
   Impairment charge (Note 1)                                          12,300                      0                     0
                                                             ------------------------------------------------------------------
                                                                       36,467                 36,924                40,108
                                                             ------------------------------------------------------------------
Operating loss                                                        (19,517)                (5,668)              (22,212)

Other charges (income):
   Interest expense, net                                                2,896                  3,377                 1,735
   Settlement (Note 7)                                                 (1,440)                     0                     0
   Other, net                                                             893                    (50)                   22
                                                             ------------------------------------------------------------------
                                                                        2,349                  3,327                 1,757
                                                             ------------------------------------------------------------------

Loss from continuing operations before income taxes                   (21,866)                (8,995)              (23,969)
Provision (benefit) for income taxes                                      159                  7,276                (9,026)
                                                             ------------------------------------------------------------------
Net loss from continuing operations                                   (22,025)               (16,271)              (14,943)
Discontinued operations (Note 2):
   Income (loss) from discontinued operations, net of
     income taxes of $0, $1,232 and $851                                  (26)                 1,506                   797
   Gain on sale of discontinued operations                              5,588                      0                     0
                                                             ------------------------------------------------------------------
Net loss before extraordinary item                                    (16,463)               (14,765)              (14,146)
Extraordinary loss due to debt modification (Note 5)                     (695)                     0                     0
                                                             ------------------------------------------------------------------
Net loss                                                             $(17,158)              $(14,765)             $(14,146)
                                                             ------------------------------------------------------------------
Loss per share - basic and diluted:
     Loss from continuing operations                                 $  (3.53)              $  (2.56)             $  (2.46)
     Income from discontinued operations                                 0.89                   0.24                  0.13
     Extraordinary loss                                                 (0.11)                     0                     0
                                                             ------------------------------------------------------------------
     Net loss                                                        $  (2.75)              $  (2.32)             $  (2.33)
                                                             ==================================================================
Weighted average shares outstanding:
     Basic and diluted                                              6,249,000              6,368,000             6,077,000
                                                             ==================================================================

                 See notes to consolidated financial statements.

                       TRIDEX CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY

                             (Dollars in thousands)

                                                               Common Stock Held      Additional                  Receivable
                                      Common Stock                In Treasury           Paid-In     Accumulated   From Sale
                                   Shares        Amount       Shares       Amount       Capital       Deficit       Of Stock
                                -------------- ----------- ------------- ------------ ------------ -------------- -------------
Balance, December 31, 1997       5,497,808        $1,377     146,398       $(942)       $25,273        $(673)         $(816)

Exercise of stock options           28,665             7                                     74                          15

Issuance of acquisition
   shares                          714,000           179                                  4,819

Sale of shares                     285,714            71                                  1,929

Forfeiture of stock incentive
   compensation shares                                        11,500         (23)

Tax benefit related to
   employee stock sales                                                                       5

Warrants issued                                                                           1,228

Net loss                                                                                             (14,146)
                                -----------------------------------------------------------------------------------------------
Balance, December 31, 1998       6,526,187         1,634     157,898        (965)        33,328      (14,819)          (801)

Warrants issued                                                                             600

Collection of receivable                                                                                                 51

Net loss                                                                                             (14,765)
                                -----------------------------------------------------------------------------------------------
Balance, December 31, 1999       6,526,187         1,634     157,898        (965)        33,928      (29,584)          (750)

Settlement (Note 7)               (714,000)         (179)                                   (35)

Collection of receivable                                                                                                400

Net loss                                                                                             (17,158)
                                -----------------------------------------------------------------------------------------------
Balance, December 31, 2000       5,812,187        $1,455     157,898    $   (965)     $  33,893    $ (46,742)    $     (350)
                                ===============================================================================================

                       TRIDEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                       Year Ended December 31,
                                                                        -------------------------------------------------------
                                                                              2000               1999              1998
                                                                        -------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                   $ (17,158)         $ (14,765)        $ (14,146)
     Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
         Depreciation and amortization                                            3,536              3,931             2,402
         Debt discount amortization                                                 714                300               119
         Extraordinary loss                                                         695                  0                 0
         Charge for purchased in-process software technology                          0                  0            17,600
         Deferred income taxes                                                        0              8,848            (8,384)
         Provision for doubtful accounts                                           (214)               766               290
         Loss (gain) on disposal of assets                                          294               (155)
         Gain on sale of discontinued operations                                 (5,588)                 0                 0
         Loss (gain) from discontinued operations                                    26             (1,506)             (797)
         Non-cash portion of settlement (Note 7)                                   (214)                 0                 0
         Impairment charge (Note 1)                                              12,300                  0                 0
         Changes in operating assets and liabilities:
           Receivables                                                            3,599             (2,353)              245
           Inventory                                                              1,552              1,411               502
           Other assets                                                            (695)              (220)             (205)
           Accounts payable, accrued liabilities, and deferred
             revenue                                                              1,604                306             1,416
                                                                        -------------------------------------------------------
              Net cash provided by (used in) operating activities                   451             (3,437)             (958)
                                                                        -------------------------------------------------------
Cash flows from investing activities:
   Purchases of plant and equipment                                                (101)              (132)             (555)
   Capitalized software development costs                                             0               (725)           (1,731)
   Net cash paid for acquisition                                                      0                  0           (42,596)
   Proceeds from sale of assets                                                       0                302                 0
   Proceeds from sale of discontinued operations                                 11,443                  0               855
                                                                        -------------------------------------------------------
     Net cash provided by (used in) provided by investing activities             11,342               (555)          (44,027)
                                                                        -------------------------------------------------------
Cash flows from financing activities:
   Net change in borrowings under line of credit                                 (2,723)               984             4,756
   Borrowings of long-term debt                                                       0                  0            23,000
   Principal payments on long-term borrowings                                    (8,000)                 0              (900)
   Net decrease in short term investments                                             0                  0             4,403
   Proceeds from issuance of shares and exercise of stock options and
     warrants                                                                         0                 51             2,101
   Net transactions with discontinued operations                                      0              3,306              (196)
   Collection of stock sale receivable                                              400                  0                 0
   Restricted cash (Note 7)                                                      (1,440)                 0                 0
                                                                        -------------------------------------------------------
     Net cash (used in) provided by financing activities                        (11,763)             4,341            33,164
                                                                        -------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                     30                349           (11,821)
Cash and cash equivalents at beginning of year                                      367                 18            11,839
                                                                        -------------------------------------------------------
Cash and cash equivalents at end of year                                      $     397          $     367         $      18
                                                                        =======================================================
Supplemental cash flow information
   Interest paid                                                              $     997          $   1,974         $   1,649
Supplemental non-cash investing and financing activities:                             0                  0                 0
   Warrants issued concurrent with debt                                       $       0          $     600         $   1,228
   Stock issued (returned) for acquisition                                    $    (214)         $       0         $   4,998

                 See notes to consolidated financial statements.

1.     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       BUSINESS: Tridex Corporation (the "Company"), through its wholly owned subsidiary, Progressive Software, Inc. ("Progressive"), is a leading designer, developer, and marketer of specialized point-of-sale, back office and enterprise technology for the food service industry. As described in Note 2, the Company disposed of its Ultimate Technology Corporation subsidiary ("Ultimate") a leading developer, manufacturer and marketer of high quality hardware systems and components for the point-of-sale industry in February 2000.

       The Company has experienced net losses from continuing operations of approximately $22.0 million and $16.3 million in each of the years ended December 31, 2000 and 1999, respectively. In addition, all of the Company's debt matured on December 31, 2000 and no agreements with respect to extension or terms under which any extensions may be offered has been reached with the holders of the matured debt. These matters, and their effect on the Company's liquidity, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from this uncertainty.

       As noted above, the Company sold Ultimate on February 18, 2000. The sale generated approximately $11.8 million in cash proceeds after transaction expenses. The Company used $11.0 million of the proceeds to pay down outstanding debt from Fleet National Bank. During 2000, the Company reduced overhead costs at its Westport headquarters facility and instituted a substantial reduction-in-force at Progressive.

       PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company after elimination of all material intercompany accounts and transactions. See Note 2 for treatment of discontinued operations.

       CASH AND CASH EQUIVALENTS: Cash equivalents consist primarily of certificates of deposit with original maturities of less than ninety days at date of acquisition and are carried at cost, which approximates market value.

       RESTRICTED CASH: Restricted cash represents the proceeds received under the terms of the Smith settlement, as discussed in Note 7. The debtholder requires the value of the proceeds to be applied against its outstanding debt. The proceeds have also been attached by the plaintiff in the Foley matter (see Note 7).

       USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made in allowances for doubtful accounts, inventory valuation, depreciable lives of long-lived assets, investments and accrued liabilities. Actual results could differ from those estimates.

       FOREIGN CURRENCY: The financial position and results of operations of the Company's foreign subsidiary are measured using local currency as the functional currency. Assets and liabilities of the subsidiary have been translated at current exchange rates, and related revenues and expenses have been translated at weighted average exchange rates.

       INVENTORIES: Inventories are stated at the lower of cost (principally first-in, first-out) or market and consist principally of finished goods inventory.

       PLANT AND EQUIPMENT AND DEPRECIATION: Plant and equipment and leasehold improvements are stated at cost. Depreciation is provided for primarily by the straight-line method over the estimated useful lives. The estimated useful life of machinery, furniture and equipment is five to ten years. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset. The Company periodically reviews the carrying value of its plant and equipment assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". As discussed below, the Company completed an impairment evaluation which resulted in the write-down of $294,000 of plant and equipment assets.

       INTANGIBLE ASSETS AND IMPAIRMENT CHARGE:

                GOODWILL: Goodwill was zero at December 31, 2000 and $10.8 million at December 31, 1999. Goodwill originated from the acquisition of Progressive in 1998 and was amortized on the straight-line method over ten years prior to the impairment charge discussed below.

                The Company periodically reviews goodwill, intangibles and other long-term assets to assess recoverability based upon expectations of non-discounted cash flows from operations. The operating results of Progressive during fiscal 2000 were below management's and as a result, in August 2000, management instituted a reduction-in-force at Progressive, revised its operating forecasts and initiated an evaluation of the carrying value of long-lived assets. The evaluation commenced with estimates of the future cash flows, on an undiscounted basis, expected to result from the assets and their eventual disposition. Based on this evaluation, management concluded that an impairment of the acquired assets had occurred and recorded a write down of such assets to fair value. The fair values of the long-lived assets were estimated using the present value of expected future cash flows expected from such assets, discounted at a rate of return of 18%. Considerable management judgment was involved in estimating fair value and, therefore, operating results could vary significantly from management's estimates. In accordance with the provisions of the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company recorded an impairment charge of $12,300,000, consisting of $9,847,000 of goodwill, $2,159,000 of purchased technology and internally developed software costs and $294,000 of plant and equipment. Following the impairment charge, the carrying value of goodwill is zero.

                PURCHASED TECHNOLOGY AND CAPITALIZED SOFTWARE COSTS: The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards Number 86 "Accounting for the Costs of Computer Software to Be Sold Leased, or Otherwise Marketed" (SFAS 86). The capitalization of software development costs begins when the technological feasibility of a product has been established by development of a working model and ends when the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Annual amortization charged to cost of sales are computed on an individual product basis and are the greater of:
                (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues for the product, or (b) the straight-line method over the estimated economic life of the product, which is generally estimated to be 5 years. The Company also capitalizes purchased technology as discussed in Note 2. As noted above, the Company completed an impairment evaluation which resulted in the write-down of $2,159,000 of purchased technology and capitalized software.

                As of December 31, 2000 and 1999, capitalized software development costs, net of accumulated amortization, were $1,204,000 and $2,106,000 respectively. Amortization expense excluding the write-down related to the capitalized software development costs was $453,000, $350,000 and $0 for the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000 and 1999, purchased technology associated with the acquisition of Progressive were $4,383,000 and $7,750,000, net of accumulated amortization, respectively. Amortization expense, excluding the write down, related to the purchased technology was $1,673,000, $1,838,000 and $1,212,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

       RESEARCH AND DEVELOPMENT: All research and development expenditures are charged to expense in the period incurred.

       OTHER LONG-TERM ASSETS: Included in other long-term assets at December 31, 2000 and 1999 is a note receivable from a corporate officer of $125,000, which bears interest at the prime rate. Also included at December 31, 2000 and 1999 is $850,000 and $500,000, respectively, representing the value assigned by the Company to 6,750,000 and 2,500,000 membership interests in RetailDNA LLC, a privately held company involved in the development of specialty software products for the restaurant industry. The Company received such interests in return for having provided certain custom software development. The Company accounted for the exchange in accordance with APB #29, "Accounting for Nonmonetary Transactions". Accordingly, $350,000 and $500,000 were netted against engineering, design and product development expense in 2000 and 1999, respectively.

       RECEIVABLE FROM SALE OF STOCK: In connection with the exercise of options in 1997, the Company offered loans to all employees whose total exercise price of options under the Tridex Corporation 1989 Long Term Incentive Plan (the "1989 Plan") exceeded $50,000. At December 31, 2000 one such loan was outstanding in the amount of $350,000. The loan is a full recourse loan which expired in June 2000, bears interest at the rate of 7.577% and is secured by a pledge of the shares acquired by the employee through the exercise of the options. The Company has taken no action to modify the terms of the loan or demand payment or repatriation of the shares acquired by the employee.

       REVENUE RECOGNITION: Revenue is generated from sales of hardware systems and components and from licensing software systems under noncancelable license agreements through direct and indirect channels. The Company also generates revenues from custom software design, customer support, maintenance and training services.

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

       Customer support and maintenance revenues are recognized ratably over the contractual period associated with them, generally one year. Revenues from other services are recognized as services are performed. The Company may enter into contracts which provide hardware, software license, and service elements. As such service elements are not essential to functionality of the software, in accordance with SOP 97-2, the hardware and license fees are generally recognized upon delivery of the respective elements and the service revenues are recognized when performed.
       Deferred revenue is comprised of payments received in advance.

       CONCENTRATION OF CREDIT RISK: During the year ended December 31, 2000, sales to the Company's three largest customers accounted for approximately 32%, 18% and 9%, respectively, of the Company's net sales. During the year ended December 31, 1999, sales to the three largest customers accounted for approximately 35%, 13% and 13%, respectively, of the Company's net sales. During the year ended December 31, 1998, sales to the Company's two largest customers accounted for approximately 25% and 15%, respectively, of the Company's net sales.

       STOCK BASED COMPENSATION: The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Under APB 25, compensation expense is recognized to the extent that the fair market value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option. Additional disclosures required under Financial Accounting Standards Board Statement No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), are included in Note 8.

       RECENT ACCOUNTING PRONOUNCEMENTS: In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25". The interpretation clarifies the application of APB Opinion No. 25 in specified events, as defined. The adoption of this interpretation has not had a material effect on the accompanying financial statements.

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition". This bulletin, as amended by SAB 101A and SAB 101B, summarizes views of the Staff on the measurement and timing of revenue recognition in financial statements of public companies. We believe that our current revenue recognition policy complies with the guidelines in the bulletin.

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. Tridex is required to adopt SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, in fiscal 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company has not entered into any derivative financial instruments or hedging activities. As a result, management believes adoption of SFAS No. 133 will not have a material impact on the financial statements.

       FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt are carried at cost which approximates their fair value.

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

       EARNINGS (LOSS) PER COMMON SHARE: Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share assumes the exercise of options and warrants and the conversion of dilutive securities, when the result is dilutive. For the years ending December 31, 2000, 1999 and 1998, the effects of potential dilutive common shares outstanding have been excluded as they would be anti-dilutive in the loss per share calculation and accordingly, the basic and diluted per share amounts were the same.

2.       ACQUISITIONS AND DISPOSITIONS:

       In the quarter ended December 31, 1999, management committed to sell Ultimate to UTC Holding Company, Inc., an affiliate of CFG Management II, L.P. and completed the sale on February 18, 2000 for approximately $12,544,000 in cash. The gain on the sale was $5,588,000. As described in
       Note 5, the Company used $8,000,000 of the sale proceeds to repay a portion of the Fleet Term Loan and $3,000,000 to repay a portion of the Working Capital Facility.

       The Consolidated Financial Statements have been reclassified to present the results of operations of Ultimate as discontinued operations. Summary results of Ultimate for each of the last three years until its sale are summarized below.

                                                                          Year Ended December 31,
                                                 ----------------------------------------------------------------------------
                                                          2000                      1999                      1998
                                                 ----------------------------------------------------------------------------
                                                                  (Dollars in thousands, except share amounts)
        Net sales                                        $   2,683               $  29,490                 $  25,608
       Operating income (loss)                                 (26)                  2,738                     1,671
       Net income (loss)                                       (26)                  2,084                       879
       Earnings (loss) per share basic                       (0.01)                   0.33                      0.14

       On April 17, 1998, the Company purchased all of the issued and outstanding shares of privately held Progressive, a software and systems provider for the restaurant and specialty retail industries. The purchase price of Progressive was $47,594,000 including acquisition costs. The acquisition of Progressive was accounted for by the purchase method. Accordingly, the results of operations of Progressive have been included in the accompanying consolidated financial statements from the date of acquisition.

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

       The amount of the purchase price allocated to in-process research and development was determined by estimating that the stage of completion at the date of acquisition was 89%, estimating cash flows resulting from the expected revenues generated from the project, and discounting the net cash flows back to their present value using a discount rate of 23%, which represents an appropriate risk premium to the Company's weighted average cost of capital. In process technology under development at the date of acquisition that had not established technological feasibility and for which no alternative use was identified were written off in accordance with generally accepted accounting principles. If this project is not successfully developed, the Company may not realize the value assigned to the in-process research and development projects. The goodwill and other intangibles and purchased existing and core technology are being amortized over five to ten years. The allocation of the purchase price was as follows:

       Tangible net assets                            $         6,475
       Purchased in process software technology                17,600
       Purchased existing and core technology                  10,800
       Goodwill and other intangibles                          12,719
                                                      -----------------------
                                                      $        47,594
                                                      =======================

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

                                                                           Year Ended
                                                                        December 31, 1998
                                                             ----------------------------------------
                                                                     (Dollars in Thousands,
                                                                      Except share amounts)
       Net sales                                                     $        24,362
       Operating loss                                                         (6,139)
       Loss from continuing operations                                       (13,939)
       Loss from continuing operations, per share - basic                      (0.78)

3.     RECEIVABLES:
       Receivables are net of the allowance for doubtful accounts. The reconciliation of the allowance for doubtful accounts is as follows:

                                                              Year Ended December 31,
                                                 --------------------------------------------------
                                                           2000                     1999
                                                 --------------------------------------------------
                                                              (Dollars in thousands)
       Balance at beginning of year                     $     975                  $     290
          Provision for doubtful accounts                    (214)                       766
          Accounts written off, net                          (611)                       (81)
                                                 --------------------------------------------------
       Balance at end of year                           $     150                  $     975
                                                 ==================================================

4.       ACCRUED LIABILITIES:

         The components of accrued liabilities are:

                                                              Year Ended December 31,
                                                 --------------------------------------------------
                                                           2000                     1999
                                                 --------------------------------------------------
                                                              (Dollars in thousands)
         Interest                                       $   2,656                 $   1,413
         Legal and environmental matters                      807                       479
         Compensation                                         181                        97
         Other                                                825                       422
                                                 --------------------------------------------------
                                                        $   4,469                 $   2,411
                                                 ==================================================

5.     BANK CREDIT AGREEMENT AND SUBORDINATED DEBT:

       The components of debt are:

                                                                             Year Ended December 31,
                                                       ---------------------------------------------------------------------
                                                                     2000                               1999
                                                       ---------------------------------------------------------------------
                                                                              (Dollars in thousands)
       Term loan payable                               $       3,100                                  $         11,100
       Senior subordinated notes, net of discount             11,000                                             9,591
                                                       ---------------------------------------------------------------------
                                                              14,100                                            20,691
       Current portion                                        14,100                                            20,691
                                                       ---------------------------------------------------------------------
       Long term portion                               $           0                                  $              0
                                                       =====================================================================

       In April 1998, the Company entered into a Credit Agreement with Fleet National Bank which provided a $12.0 million Senior Term Loan (the "Term Loan") with a maturity of March 31, 2003 and an $8.0 million Working Capital Facility ("WCF"). At the same time, the Company sold Senior Subordinated Notes due April 17, 2005 (the "Notes") in the principal amount of $11.0 million to Massachusetts Mutual Life Insurance Company and affiliates. The proceeds of the Senior Term Loan and the Senior Subordinated Notes were used in the acquisition of Progressive. The Term Loan and WCF are secured by a first priority security interest in substantially all of the Company's assets. The Credit Agreement, as amended, permits the Company to borrow up to $6,000,000 under the WCF, subject to the eligible borrowing base limitations, establishes interest rate margins of 2.5% on prime rate-based loans and 4.75% on LIBOR-based loans and requires minimum monthly maintenance fees of $3,000. If loans under the WCF exceed borrowing base capacity, the Company will incur an additional interest rate margin of 2.0%. In February 2000, the Company used a portion of the proceeds from the sale of Ultimate to retire $8.0 million principal amount of the Senior Term Loan. At December 31, 2000 the interest rates were 11.5%, 11.4% and 12.0% on the Term Loan, WCF and Notes, respectively.

       The Company issued to the MassMutual Investors on May 27, 1998 warrants to purchase 350,931 shares of the Company's common stock at $7.00 per share. The estimated fair market value of the warrants of $1,228,000 was recorded as a discount to the principal amount of the outstanding Notes and was being amortized to interest expense over the term of the Notes using the interest rate method. In consideration for a March 26, 1999 amendment to the Notes and in exchange for the warrant issued in 1998, the Company issued new stock purchase warrants to the MassMutual Investors to purchase 800,000 shares of common stock at $2.03 per share. The incremental estimated fair value of the new warrants over the estimated fair value of the old warrants, $600,000, was recorded as additional debt discount.

       On February 18, 2000, MassMutual and its affiliates agreed to certain modifications of the Notes, including the acceleration of their maturity to December 31, 2000. That acceleration of the maturity of the Notes constituted a substantial debt modification, which under EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments", requires the Notes to be adjusted to their fair value as of the date of the February 18, 2000 amendment. The Company calculated the present value of the principal and interest due December 31, 2000 using the remaining maturity period of the Notes and an estimated fair value interest rate at the modification date. As a result of this modification, the Company recognized a debt extinguishment loss of $695,000 which was recorded as an extraordinary item in the quarter ending March 31, 2000.

       As reported previously, the Company, at various times, has been in violation of the covenants of both the Term Loan and the Notes, resulting in several modifications of the terms of each, including an acceleration of the maturities of both loans to December, 31, 2000. The Company does not have the capability to repay or replace either the Term Loan or the Notes. As a result, both credit facilities are due upon demand and that fact raises substantial doubt about the Company's ability to continue as a going concern. The Term Loan, WCF and Notes are reflected as current liabilities in the Company's financial statements.

       The Company has been advised that, in December 2000, Fleet National Bank sold its interest in the Term Loan and WCF to ARK CLO 2000-1, Limited. Inasmuch as the Company, at present, still lacks the capability to repay or replace its existing credit facilities, it intends to seek accommodation with its lenders which will allow it to continue operating while seeking either a modification to, or replacement of, the facilities. However, there can be no assurance that the Company will be successful in such efforts or as to what form such modification or replacement might be.

6.     PENSION PLAN:

       During the quarter ended September 30, 1999, the Company's obligations under a non-qualified unfunded pension arrangement for Alvin Lukash, a shareholder and former corporate officer and Director Emeritus, ceased due to the death of Mr. Lukash. The unfunded accumulated benefit obligation at the time of his death, approximately $500,000, was reversed and recorded as a reduction of pension expense.

7.     COMMITMENTS AND CONTINGENCIES:

       (a)    LEASE OBLIGATIONS:

       At December 31, 2000, the Company was lessee on long term operating leases for real property. The terms of certain leases provide for escalating rent payments in later years of the lease as well as payment of minimum rent and real estate taxes. Rent expense amounted to approximately $362,000 in 2000, $441,000 in 1999 and $434,000 in 1998.
       Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2000 are as follows: approximately $420,000 in 2001, approximately $432,000 in 2002, approximately $520,000 in 2003, approximately $536,000 in 2004 and approximately $391,000 in 2005.

       (b)    LEGAL PROCEEDINGS:

       In April, 1998, the Company acquired all of the common stock of Progressive Software, Inc. from Paul J. Smith ("Smith"), for a total purchase price of $47,594,000 consisting of 714,000 shares of the Company's common stock, valued at $4,998,000, and the balance in cash. As a part of the transaction, the parties entered into an Escrow Agreement with respect to possible future liabilities related to sales taxes in various jurisdictions where Progressive had done business. Additionally, the Company entered into a three year lease (the "Lease") with a partnership in which Smith is a principal to occupy the primary office facility used by Progressive. Subsequent to the acquisition, the Company filed for arbitration against Smith seeking a reduction in the purchase price paid by the Company. In January, 1999, Smith filed a complaint seeking damages up to $5,000,000 for the refusal by the Company to register the shares of common stock received by him as a part of the purchase price.

       On October 31, 2000, the Company and Smith entered into a Settlement Agreement under which all of the claims pending between the parties were settled. Pursuant to the Settlement Agreement, Smith returned to the Company the 714,000 shares of the Company's common stock issued to him, originally valued at $7.00 per share, as well as $1,226,000 in cash. The Settlement Agreement further provided that effective October 1, 2000, no further rent would be due under the Lease, that the Lease would terminate on December 31, 2000 and that the Company had no further obligation pursuant to the Escrow Agreement. Effective upon Smith's returning the 714,000 shares of common stock, the Company's outstanding shares of common stock decreased to 5,654,289. The settlement has been reflected in the Company's financial statements in the quarter ending December 31, 2000 as other income in the amount of $1,440,200, of which $214,200 has been attributed to the value of the stock received. (See Note 1 "Restricted Cash")

       Allu Realty ("Allu"), a Massachusetts business trust owned by the Company, is the former owner of land located at 100 Foley Street, Somerville, Massachusetts (the "Site"). Allu sold the property to 100 Foley Street Incorporated ("Foley"), an unrelated entity.

       In 1984, Allu and the Company disclosed to the Massachusetts Department of the Attorney General the existence of chromium, oil and grease at the Site. As a result, the Environmental Protection Division of the Department of the Attorney General and the Massachusetts Department of Environmental Protection conducted an investigation of the Site. In 1993, the Company entered into an agreement with Foley pursuant to which the Company and Foley agreed to pay 75% and 25%, respectively, of the costs incurred after January 1, 1992 in connection with the investigation and remediation of the Site (the "Site Participation Agreement"). The Site Participation Agreement also provided that, to the extent there are available proceeds from the sale of the Site, the Company would be reimbursed approximately $200,000 of the $250,000 it expended in connection with the Site prior to January 1, 1992. As of December 31, 2000, the Company had spent approximately $766,000 in connection with the Site.

       In 1997, Foley sold the Site to an affiliate of Stop & Shop, Inc. ("Stop & Shop"). As part of the sale transaction, Foley was required to place approximately $875,000 in escrow (the "Stop & Shop Escrow") to cover the costs of remediation, which was completed in 1999. In 1997, Foley brought suit in the United States District Court, District of Massachusetts, against the Company claiming that the Company failed to contribute its shares of the remediation costs pursuant to the Site Participation Agreement. Foley asserted that Allu and the Company remain liable for payment of certain costs associated with the remediation of the Site after its sale to Stop & Shop, and claimed that it is entitled to reimbursement from the Company of a portion of the Stop & Shop Escrow. The Company filed a counterclaim, and sought reimbursement of funds previously expended in accordance with the Site Participation Agreement. Mediation between the parties was not successful and in July 2000, after trial of the case, the jury made certain factual findings upholding the parties' obligations under the Site Participation Agreement, including the Company's obligation to pay 75% of the remediation costs and the obligation of Foley to reimburse the Company out of sale proceeds.

       On October 16, 2000, the United States District Court for Massachusetts entered judgment against the Company in the amount of approximately $791,000, of which approximately $156,000 represented legal fees awarded to the opposing party and approximately $108,000 represented interest. The Company has filed various post-trial motions seeking to vacate the judgment or to have it modified. If these motions are unsuccessful, the Company intends to appeal the decision of the Court. Subsequently, Foley attached $791,000 in cash being held for the account of the Company by a third party. The Company has moved to discharge the attachment, which motion has not yet been heard. As of December 31, 2000, the Company had accrued $791,000 with respect to its potential liability under this judgment. The Company is unable to forecast when this litigation will finally be resolved or the amount of its ultimate exposure with respect thereto.

  8.   STOCK OPTIONS AND WARRANTS:

       The Company presently maintains three stock option plans for employees and non-employee directors as follows:

       1998 NON-EXECUTIVE LONG TERM INCENTIVE PLAN

       The 1998 Long Term Incentive Plan (the "1998 Non-Executive Plan") was approved by the shareholders of the Company at the Annual Meeting held on May 27, 1998. The 1998 Non-Executive Plan permits stock-based incentive compensation in the form of: (a) stock options, (b) stock appreciation rights, (c) restricted stock, (d) deferred stock, (e) stock purchase rights and (f) other stock-based compensation. Pursuant to the 1998 Non-Executive Plan, up to 600,000 shares of common stock may be distributed to key non-executive employees of the Company. Options granted are at prices equal to 100% of the fair market value of the common stock at the date of grant. Under APB 25, when the exercise price of employee stock options equals the fair market value of the underlying stock on the date of grant, no compensation expense is recognized. Options granted are exercisable at the discretion of the Stock Option Committee, but in no event shall the period be for more than ten years. Ninety days after an employee's termination, the outstanding options are canceled. At December 31, 2000, the Company had reserved 600,000 shares of common stock for issuance upon the exercise of options granted under the 1998 Non-Executive Plan. At December 31, 2000, options for 179,500 shares were outstanding under the 1998 Non-Executive Plan at exercise prices ranging from $0.75 to $7.00 per share. These options, of which 48,821 were exercisable, have a weighted average exercise price of $5.41 per share and a weighted average remaining contractual life of 8.7 years.

       1997 LONG TERM INCENTIVE PLAN

       The 1997 Long Term Incentive Plan (the "1997 Plan") was approved by the shareholders of the Company at the Annual Meeting held on May 14, 1997 and amended at the Annual Meeting on May 27, 1998 to increase the number of authorized shares. The 1997 Plan permits stock-based incentive compensation in the form of: (a) stock options, (b) stock appreciation rights, (c) restricted stock, (d) deferred stock, (e) stock purchase rights and (f) other stock-based compensation. Pursuant to the 1997 Plan, as amended, up to 1,000,000 shares of common stock may be distributed to officers and key employees of the Company. Options granted are at prices equal to 100% of the fair market value of the common stock at the date of grant. Under APB 25 when the exercise price of employee stock options equals the fair market value of the underlying stock on the date of grant, no compensation expense is recognized. Options granted are exercisable at the discretion of the Stock Option Committee of the Board, but in no event shall the period be for more than ten years. Ninety days after an employee's termination, the outstanding options are canceled. At December 31, 2000, the Company had reserved 971,335 shares of common stock for issuance upon the exercise of options granted under the 1997 Plan. At December 31, 2000, options for 452,666 shares were outstanding under the 1997 Plan at exercise prices ranging from $0.81 to $7.50 per share. These options, of which 92,667 were exercisable, have a weighted average exercise price of $3.02 per share and a weighted average remaining contractual life of 7.8 years.

       NON-EMPLOYEE DIRECTORS PLAN

       The Non-Employee Directors' Stock Plan (the "Directors' Plan") was approved by the Shareholders of the Company at the Annual Meeting held on May 14, 1997. The Directors' Plan permits the issuance to non-employee directors of the Company of options for up to 100,000 shares of the Company's common stock. Options issued under the Directors' Plan do not qualify as incentive options under Section 422 of the Internal Revenue Code. Options to purchase 10,000 shares of the Company's common stock were granted to each non-employee director upon the effective date of the Directors' Plan. Persons subsequently elected as non-employee directors will be granted options to purchase 10,000 shares on the date of their election. Thereafter, on the date of the Company's Annual Meeting of Shareholders, each non-employee director will be granted an option to purchase 3,000 shares of common stock. Options become exercisable in three equal annual installments and may be exercised within ten years of the date of the grant. At December 31, 2000, the Company had reserved 100,000 shares of common stock for issuance upon the exercise of options granted under the Directors' Plan. At December 31, 2000, options for 57,000 shares were outstanding under the Directors Plan at exercise prices ranging from $0.53 to $6.75 per share. These options, of which 38,996 were exercisable, have a weighted average exercise price of $3.41 per share and a weighted average remaining contractual life of 7.3 years.

       WARRANTS

       As of December 31, 2000 the Company had outstanding stock purchase warrants for 800,000 shares of common stock issued to the MassMutual Investors in conjunction with the issuance of the Notes discussed in Note
       5. These warrants are exercisable at $2.03 per share through April 17, 2008.

       The following summarizes the combined activity of all stock option plans and outstanding warrants during the three-year period ended December 31, 2000:

                                                                           Weighted-                             Weighted-
                                                          Stock             Average          Options and          Average
                                                       Options and          Exercise           Warrants           Exercise
                                                         Warrants            Price           Exercisable           Price
                                                   ---------------------------------------------------------------------------
       Balance, December 31, 1997                        450,000           $     2.97                0            $     0

       Granted                                           860,431                 6.43
       Exercised                                         (28,665)                2.81
       Canceled                                         (143,836)                4.63
                                                   ---------------------------------------------------------------------------
       Balance, December 31, 1998                      1,137,930                 4.65          117,981               3.00

       Granted                                         1,009,000                 2.08
       Canceled                                         (570,936)                6.33
                                                   ---------------------------------------------------------------------------

       Balance, December 31, 1999                      1,575,994                 2.92        1,089,762               2.53

       Granted                                           445,000                 1.06
       Canceled                                         (531,828)                3.87
                                                   ---------------------------------------------------------------------------
       Balance December 31, 2000                       1,489,166           $     2.02          980,484            $  2.35
                                                   ===========================================================================

       The following summarizes additional information about stock options and warrants outstanding at December 31, 2000:

                                                Options and Warrants Outstanding              Options and Warrants Exercisable
                                      --------------------------------------------------    ----------------------------------
                                            Number         Weighted-        Weighted-             Number          Weighted-
                   Range of             Outstanding at      Average          Average          Exercisable at       Average
                   Exercise              December 31,       Exercise        Remaining          December 31,       Exercise
                    Prices                   2000            Price             Life                2000             Price
       ---------------------------------------------------------------------------------    ----------------------------------
       $    0.53       $    0.75               19,000     $     0.65             9.39                   -      $        -
       $    0.81       $    1.00              392,500     $     0.96             9.41                   -      $        -
       $    1.56       $    2.13              829,500     $     2.02             7.36             806,834      $     2.03
       $    2.38       $    3.31              179,666     $     2.86             5.03             133,328      $     2.97
       $    3.39       $    4.13               15,500     $     3.96             6.90               3,678      $     4.13
       $    6.75       $    7.00               53,000     $     6.96             7.31              36,644      $     6.96
                                      --------------------------------------------------    ----------------------------------
                                            1,489,166     $     2.02             7.64             980,484      $     2.35
                                      ==================================================    ==================================

       Had compensation expense been recognized based on the fair value of the options at their grant dates, as prescribed in Financial Accounting Standard No. 123, the Company's net loss and loss per share would have been:


                                                                       Year Ended December 31,
                                            ------------------------------------------------------------------------------
                                                      2000                       1999                      1998
                                            ------------------------------------------------------------------------------
                                                           (Dollars in thousands except per share amounts)
       Net loss:
         As reported                               $ (17,158)                 $  (14,765)                 $(14,146)
         Pro forma under FAS 123                   $ (17,463)                 $  (15,373)                 $(14,513)

       Pro forma loss per share, basic
         and diluted:
         As reported                               $   (2.75)                 $    (2.32)                 $  (2.33)
         Pro forma under FAS 123                   $   (2.80)                 $    (2.41)                 $  (2.41)

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                      2000                       1999                      1998
                                            ------------------------------------------------------------------------------
       Dividend yield                                  0%                         0%                        0%
       Risk-free interest rates                    5.3% - 6.7%               4.9% - 5.8%               4.1% - 5.6%
       Expected volatility                          53% - 65%                 42% - 44%                 37% - 44%
       Expected option term                          3 years                   3 years                   3 years

9.       INCOME TAXES:

         The components of the income tax provision (benefit) are as follows:

                                                                       Year Ended December 31,
                                            ------------------------------------------------------------------------------
                                                      2000                       1999                      1998
                                            ------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
       Current:
          Federal                           $             0                  $    (329)                $      69
          State                                         159                        301                       (17)
                                            ------------------------------------------------------------------------------
                                                        159                        (28)                       52
                                            ------------------------------------------------------------------------------
       Deferred:
          Federal                                       521                      7,856                    (7,498)
          State                                          49                        680                      (729)
                                            ------------------------------------------------------------------------------
                                                        570                      8,536                    (8,227)
                                            ------------------------------------------------------------------------------
       Provision (benefit) for income
         taxes                              $           729                  $   8,508                 $  (8,175)
                                            ------------------------------------------------------------------------------

       Income tax provision (benefit) is included in the statement of operations as follows:

                                                                       Year Ended December 31,
                                            ------------------------------------------------------------------------------
                                                      2000                       1999                      1998
                                            ------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
       Continuing operations                $           159                  $   7,276                 $  (9,026)
       Discontinued operations                          570                      1,232                       851
                                            ------------------------------------------------------------------------------
       Provision (benefit) for income
         taxes                              $           729                  $   8,508                 $  (8,175)
                                            ------------------------------------------------------------------------------

       Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company's gross deferred tax assets and liabilities were comprised of the following:

                                                                      December 31, 2000           December 31, 1999
                                                                  -------------------------------------------------------
                                                                                  (Dollars in thousands)
       Deferred tax assets:
                In-process research and development                    $     5,553            $        6,005
                Intangibles                                                  4,832                       174
                Future deductible liabilities and reserves                     594                     1,037
                Net operating loss carryforwards                             7,674                     3,866
                Federal minimum tax credit carryforwards                       247                       210
                Federal business and other tax credit
                  carryforwards                                                437                       375
                Valuation allowance                                        (19,285)                  (11,460)
                                                                  --------------------------------------------------
                         Net deferred tax assets                                52                       207

       Deferred tax liabilities:
                Depreciation                                                   (52)                     (207)
                                                                  --------------------------------------------------
                         Net deferred asset/liability                  $         0            $            0
                                                                  ==================================================

       The valuation allowance increased by $7,825,000 due to the current year's net loss. Management has concluded that realization of all deferred tax assets is no longer more likely than not, and accordingly has recorded a full valuation allowance. Management's conclusion is based on the Company's cumulative losses.

       At December 31, 2000, the Company had federal net operating loss carryforwards of $19,071,000 that expire beginning in 2018 and state net operating loss carryforwards of $24,991,000 that expire principally in 2001 through 2005. The Company also had federal minimum tax credit carryforwards of $247,000 which may be carried forward indefinitely as a credit against regular federal tax liability in future years and other tax credit carryforwards of $437,000 consisting primarily of research and development tax credits that expire beginning in 2010.

       Differences between the U.S. statutory federal income tax rate and the Company's effective income tax rate from continuing operations are analyzed below:

                                                                               Year Ended December 31,
                                                          ------------------------------------------------------------------
                                                                  2000                   1999                  1998
                                                          ------------------------------------------------------------------
       Federal statutory tax rate                                (34.0%)               (34.0%)               (34.0%)
       State income taxes, net of
         federal income taxes                                     (4.1%)                (3.2%)                (3.4%)
       Valuation allowance                                        39.2%                118.2%                  -
       Other                                                      (0.4%)                (0.1%)                (0.2%)
                                                          ------------------------------------------------------------------
       Effective tax rate                                          0.7%                 80.9%                (37.6%)
                                                          ==================================================================

10.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      The Company's quarterly results of operations for the years ended December 31, 2000 and 1999 (unaudited) are as follows:

                                         (In thousands except share data)

                                     -------------------------------------------------------------------------------------
                                     First Quarter        Second Quarter        Third Quarter         Fourth Quarter
                                     -------------------------------------------------------------------------------------
       2000:

       Total sales                   $     3,952          $    4,116             $   4,405           $    4,477
       Total expenses                      6,756               5,525                18,171                6,015
       Other charges (income)                937                 832                 1,018                 (438)
       Loss from continuing
       operations                         (3,741)             (2,241)              (14,819)              (1,065)
       Net income (loss)             $     1,126          $   (2,311)            $ (14,819)          $   (1,154)
       Loss per share from
       continuing operations -
       basic and diluted             $     (0.58)         $    (0.36)            $   (2.33)          $    (0.26)
       Net income (loss) per share
       - basic and diluted                  0.18               (0.36)                (2.33)               (0.24)

       1999:

       Total sales                   $     6,311          $    9,875             $   7,920           $    7,150
       Total expenses                      7,354              10,743                 9,602                9,225
       Other charges (income)                722                 783                   898                  924
       Loss from continuing
       operations                         (1,049)               (982)               (1,742)             (12,498)
       Net loss                      $      (726)         $     (324)            $  (1,399)          $  (12,316)
       Loss per share from
       continuing operations -
       basic and diluted             $     (0.16)         $    (0.15)            $   (0.27)          $    (1.97)
       Net loss per share - basic
       and diluted                         (0.11)              (0.05)                (0.22)               (1.94)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)    DIRECTORS.

       SETH M. LUKASH, 55, has been a senior executive officer of the Company since 1977 and has been a Director since 1979. He has served as Chairman of the Board of Directors of the Company since November 1988, Chief Executive Officer since August 1987 and President and Chief Operating Officer since June 1989. [Mr. Lukash has been a director of Tanaka Capital Management since 1996 and has been a director or F.A.S.T.
       (Food Automation Service Techniques, Inc.) since 1995.]

       PAUL J. DUNPHY, 81, has been a Director of the Company since 1989. Mr. Dunphy has been a management consultant from 1988 until the present. Mr. Dunphy was Chairman of the Board, Chief Executive Officer and President of Towle Manufacturing Company from 1985 through 1988 and was Executive Vice President of Anchor Hocking, a glass and metal manufacturer, from 1970 through 1984. Mr. Dunphy is a Director of Midwest Fabricating Co. and Four Johns Corporation. He is also a member of the Board of Trustees of Mt. Ida College, the President's Advisory Council of Bentley College and the Executive Advisory Board for Ohio University.

       GRAHAM Y. TANAKA, 53, has been a Director of the Company since 1988. Mr. Tanaka has been President of Tanaka Capital Management, Inc., an investment management firm, since 1986. From 1980 to 1986, Mr. Tanaka served as Chairman of Milbank, Tanaka & Associates. He is also President of The Tanaka Funds, Inc. Mr. Tanaka is a director of TransAct Technologies Incorporated ("TransAct"), a manufacturer of transaction-based printers that was a subsidiary of the Company through March 31, 1997. Mr. Tanaka is also a member of the Board of Directors of the Japanese American National Museum.

       THOMAS R. SCHWARZ, 64, has been a Director of the Company since 1995. Mr. Schwarz was Chairman of Grossman's Inc., a retailer of building materials, from 1990 to 1994, when he retired. Mr. Schwarz was President, Chief Operating Officer and a director of Dunkin' Donuts Incorporated, a food service company, from 1980 to 1990. He is the Chairman of the Board of Directors of TransAct and a director of Lebhar-Friedman Publishing Company, Yorkshire Restaurants and Foilmark, Inc., a manufacturer of hot stamping equipment and supplies. He is a Trustee of the Tanaka Growth Fund. Mr. Schwarz was a board member of The Timberland Company, an overseer of WGBH Educational Foundation, Inc. (New England Public Broadcasting), the David Littman Foundation, The Walnut Hill School and co-chairman of the Inner City Scholarship Fund.

(b)    EXECUTIVE OFFICERS.

              Name                        Age     Position
              -------------------------  -------  --------------------------------------------------------------------------
              Seth M. Lukash               55     Chairman of the Board of Directors, President, Chief Executive Officer,
                                                  Chief Operating Officer and Director

              William A. Beebe             65     Chief Financial Officer

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

              William A. Beebe joined the Company in June 2000 as Chief Financial Officer. Since his retirement in 1997 from the position of chief financial officer of Project Pros, Inc., Mr. Beebe has served in various consulting capacities. Previously, for more than 30 years, he held executive and consulting positions, principally that of chief financial officer in a number of companies in the food service, software, electronic manufacturing and distribution industries.

(c)    COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

       Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and Executive Officers and persons who beneficially own more than 10% of a registered class of the Company's equity securities ("10% Owners") to file with the Securities and Exchange Commission ("SEC") reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, Executive Officers and 10% Owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

       To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, or written representations that no other reports were required for those persons, the Company believes that, during the fiscal year ended December 31, 2000, the Company's Directors, Executive Officers and persons who beneficially own more than 10% of the Company's equity securities filed all reports required under Section 16(a) of the Securities Exchange Act of 1934, other than a Form 3 which was required to be filed by William A. Beebe upon his election as Chief Financial Officer of the Company.

ITEM 11. EXECUTIVE COMPENSATION

       SUMMARY COMPENSATION TABLE

       The following table sets forth the compensation earned by the Company's Chief Executive Officer and the four most highly compensated Executive Officers who earned more than $100,000 in salary and bonus in 2000 for each of the last three fiscal years.

         The following table sets forth the compensation earned by the Company's Chief Executive Officer and the four most highly compensated Executive Officers who earned more than $100,000 in salary and bonus in 1999 for each of the last three fiscal years.

                                                                             LONG TERM
                                                                            COMPENSATION
                                           ANNUAL COMPENSATION (A)              ($)
                                   --------------------------------------  -------------
                                                                             SECURITIES       ALL OTHER
                  NAME AND           FISCAL        SALARY         BONUS      UNDERLYING      COMPENSATION
            PRINCIPAL POSITION         YEAR          ($)          (B)($)     OPTIONS(#)        (C)($)
            ------------------     ----------    -----------   -----------   ----------     ------------
         Seth M. Lukash               2000        $ 281,169            -            -          $  5,868
         Chairman of the Board,       1999        $ 282,000            -            -          $  5,000
         President, Chief             1998        $ 276,000            -            -          $  4,170
         Executive Officer and
         Chief Operating Officer

         John Forester (d)            2000        $ 182,340            -            -          $  2,900
         Vice President               1999        $  38,942       20,000            -          $    779
                                      1998                -            -            -                 -

         Thomas Mounts (e)            2000        $ 155,000            -            -          $  3,100
                                      1999                        35,000            -          $    807
                                      1998                             -            -

------------------------------------
(a) Neither the Chief Executive Officer nor any of the other named Executive Officers received perquisites or other personal benefits in an amount that exceeded 10% of their salary plus bonus during 2000.
(b) There were no bonuses paid to the named Executive Officers in 1998, 1999 or 2000.
(c) All amounts reported in this column consist entirely of Company contributions under the Company's 401(k) Plan.

(d) Mr. Forester resigned as vice president of Progressive Software, Inc., a wholly owned subsidiary of the Company, on March 2, 2001. Upon his resignation, all of Mr. Forester's outstanding options terminated immediately.
(e) Mr. Mounts resigned as President of Progressive Software, Inc., a wholly owned subsidiary of the Company, on January 2, 2001. Upon his resignation, all of Mr. Mounts's outstanding options terminated immediately.

OPTION GRANTS IN 2000

-------------------------------------------------------------------------------------------------------------------------
                                  Individual Grants                                      Potential realizable value at
                                                                                         assumed annual rates of stock
                                                                                         price appreciation for option
                                                                                                    term (b)
-------------------------------------------------------------------------------------------------------------------------
                                           Percent of
                              Number of       total
                             securities     options/
                             underlying       SARs
                              options/     granted to
                                SARs        employees      Exercise or
                              Granted      in fiscal       base price     Expiration
     Name                       (#)          year           ($/Sh)           date             5%                10%
-------------------------------------------------------------------------------------------------------------------------
Seth M. Lukash(a)                   -            -               -                  -            -                 -
Chief Executive Officer
-------------------------------------------------------------------------------------------------------------------------
William A. Beebe               40,000         25.8%          $0.81       May 24, 2011       $23,015          $60,041
Chief Financial Officer

-------------------------
(a)    Mr. Lukash did not receive an option grant in 2000.
(b)    The potential realizable dollar value reflected herein is the product of
       (i) the difference between (A) the product of the per-share market price at the time of the grant and the sum of 1 plus the adjusted stock price appreciation rate (the assumed rate of appreciation compounded annually over the term of the option) and (B) the per-share exercise price of the option; and (ii) the number of securities underlying the grant at fiscal year-end.

AGGREGATE OPTION EXERCISES IN 2000 AND VALUES AT DECEMBER 31, 2000

No options to purchase the Company's common stock were exercised during the fiscal year ended December 31, 2000.

                                   Number of Securities Underlying                          Value of Unexercised
                                         Unexercised Options At                                 In-the-Money
                                          December 31, 2000                                    Options ($)(a)
                                ---------------------------------------             -------------------------------------
       NAME                      EXERCISABLE             UNEXERCISABLE              EXERCISABLE             UNEXERCISABLE

Seth M. Lukash                      80,000                      -

-------------------------------
(a) The closing price for the Company's common stock as reported by the Nasdaq Stock Market on December 29, 2000 was $0.125. Consequently, none of the options were in-the-money as of December 31, 2000.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

SETH M. LUKASH

Pursuant to the terms of an Employment Agreement dated December 2, 1996 between Seth M. Lukash and the Company, Mr. Lukash serves as Chairman and Chief Executive Officer for a term of two years, which term renews automatically on a monthly basis. Under the terms of the agreement, if Mr. Lukash's employment is terminated other than for cause, Mr. Lukash shall be entitled to continue to receive his then current annual base salary, his annual target bonus for the year of termination, group insurance, and other benefits for a period of two years payable in monthly installments. If Mr. Lukash's employment is terminated, other than for cause, within one year of a change in control of the Company, Mr. Lukash shall be entitled to receive, for a period of three years, his then current annual base salary and annual target bonus, payable in monthly installments, and continuation of all benefits. In addition, the Company shall cause immediate vesting of all options and rights under the Company's stock plans.

CHRISTOPHER SEBES

Pursuant to the terms of an Employment Agreement dated December 26, 2000 between Christopher Sebes and Progressive Software, Inc., Mr. Sebes serves as Executive Vice President for a term of one year, which term renews automatically on a monthly basis. Under the terms of the agreement, if Mr. Sebes is terminated other than for cause, Mr. Sebes shall be entitled to continue to receive his then current annual base salary and continuation of benefits for a period of six months payable in monthly installments. In addition, in the event Mr. Sebes is terminated in connection with a change in control, the Company shall cause immediate vesting of all options and rights under the Company's stock plans.

WILLIAM A. BEEBE

Pursuant to the terms of an Employment Agreement dated June 1, 2000 between William A. Beebe and the Company, Mr. Beebe serves as Vice President and Chief Financial Officer for a term of one year, which term renews automatically on a monthly basis. Under the terms of the agreement, if Mr. Beebe is terminated other than for cause, Mr. Beebe shall be entitled to continue to receive his then current annual base salary and continuation of benefits for a period of one year payable in monthly installments. In addition, in the event Mr. Beebe is terminated in connection with a change in control, the Company shall cause immediate vesting of all options and rights under the Company's stock plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of the close of business on March 16, 2001 there were 5,654,289 shares of common stock issued and outstanding.

The following table sets forth information as to the beneficial ownership of the Company's common stock as of March 16, 2001 for each person who is known by the Company to own beneficially more than five percent of the Company's issued and outstanding common stock, each person who is a Director or an individual named in the Summary Compensation Table, and all Directors and Executive Officers of the Company as a group. The persons named in such table have furnished the information set forth opposite their respective names:

                                                                    AMOUNT AND NATURE OF         PERCENT OF
NAME OF BENEFICIAL OWNER                                           BENEFICIAL OWNERSHIP(A)        CLASS(B)
---------------------------------------------------------------------------------------------------------------
MANAGEMENT BENEFICIAL OWNERS
Seth M. Lukash........................ ....................               630,271  (c)        10.99%

Graham Y. Tanaka...........................................               141,716  (d)         2.50%

Paul J. Dunphy.............................................                56,500  (e)         1.00%

Thomas R. Schwarz..........................................                21,500  (e)           *

William A. Beebe...........................................                13,333  (f)           *

OTHER BENEFICIAL OWNERS

Massachusetts Mutual Life Insurance Company & Related Parties           1,085,714  (g)        16.82%
   1295 State Street, Springfield, MA  01111
Dimensional Fund Advisors, Inc. ...........................               318,100  (h)         5.63%
   1299 Ocean Avenue, Santa Monica, CA  90401
Jack Silver................................................               616,282  (i)        10.90%
   660 Madison Ave., 15th floor, New York, NY 10021
All Directors and Executive Officers as a group (5 persons)               863,320  (j)        14.91%

------------------------------------

(a) Except as otherwise indicated, each of the persons named in the table has sole voting power and sole investment power with respect to the shares set forth opposite his name. The information contained in this table was derived from the Company's records or from a Schedule 13D or 13G filed with the Securities and Exchange Commission.
(b)  An asterisk denotes beneficial ownership of less than 1%.
(c) Includes 80,000 shares exercisable under the Company's 1997 Long Term Incentive Plan (the "1997 Plan"). Mr. Lukash's address is care of the Company at 61 Wilton Road, Westport, CT 06880.
(d) Includes 2,000 shares held of record by Mr. Tanaka's sons, and 14,000 shares issuable upon exercise of options granted under the Company's Non-employee Directors' Stock Plan (the "Directors' Plan") which are currently exercisable or become exercisable within 60 days.
(e) Includes 14,000 shares issuable upon exercise of options granted under the Director's Plan which are currently exercisable or become exercisable within 60 days.
(f) Includes 13,333 shares issuable upon exercise of options granted under the Director's Plan which are currently exercisable or become exercisable within 60 days.
(g) Represents shares beneficially owned by Massachusetts Mutual Life Insurance Company, MassMutual Corporate Investors, MassMutual Participation Investors and MassMutual Corporate Value Partners Limited (the "MassMutual Investors") and includes warrants to purchase 800,000 shares of common stock at $2.03125.
(h) Dimensional Fund Advisors, Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 318,100 shares of common stock as of December 31, 1999, all of which shares are held in portfolios of DFA Investment Dimensions Group, Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.
(i) Mr. Jack Silver has full voting and dispositive power over the following four entities, which entities purchased shares of common stock of the issuer on behalf of the reporting person: (i) Sherleigh Associates Defined Benefit Pension Plan in the amount of 65,200 shares; (ii) Sherleigh Associates, Inc., Profit Sharing Plan in the amount of 316,550 shares;
     (iii) the Jack & Sherleigh Silver Foundation in the amount of 125,000; and
     (iv) Sherleigh Associates, Inc. in the amount of 20,000. The balance of the shares in the amount of 89,532 are registered in the name of Mr. Silver.
(j) Includes 135,333 shares exercisable under Company Stock Plans which are currently exercisable or become exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

Prior to 1997, the Company made a personal loan to Seth M. Lukash, Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and a Director of the Company. During 1999, the highest outstanding balance of the loan to Seth M. Lukash was $125,000. The loan is evidenced by a demand note and bears interest at an annual rate equal to the rate charged by the Company's senior lender on its line of credit. The Company's Board of Directors has agreed to defer payment of the principal balance of the loan. Interest on the loan is paid monthly. As of March 16, 2001, the principal amount outstanding under the loan was $125,000.

On March 14, 1997, the Company accepted a note in the amount of $801,375.00 from Seth M. Lukash in payment of the exercise price of options and warrants. The note is a full recourse note, bearing interest payable quarterly at 7.577% and secured by a pledge of shares acquired through the exercise of the options and warrants. The highest amount outstanding under the note during 1999 was $801,375.00. As of March 16, 2001, the principal balance of this note was $350,000.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) THE FOLLOWING FINANCIAL STATEMENTS AND EXHIBITS ARE FILED AS PART OF THIS
REPORT:

         (i)      FINANCIAL STATEMENTS
                  See Item 8 on page __.
        (ii)      FINANCIAL STATEMENT SCHEDULES
                  See Item 8 on page __.
       (iii)      LIST OF EXHIBITS.
                  See Exhibit Index on page __.

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

                              TRIDEX CORPORATION

                              By: /s/ Seth M. Lukash
                                  ---------------------------------------------
                                  Seth M. Lukash
                                  Chairman of the Board, President,
                                  Chief Executive Officer,
                                  Chief Operating Officer and Director
                                  Date: April 13, 2001

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                                   TITLE                                       DATE
   /s/ Seth M. Lukash                       Chairman of the Board, President, Chief              April 13, 2001
------------------------------------        Executive Officer, Chief Operating Officer
Seth M. Lukash                              Director
(Principal Executive Officer)


   /s/ William A. Beebe
------------------------------------        Chief Financial Officer                              April 13, 2001
William A. Beebe
Chief Financial Officer
(Principal Financial Officer)



------------------------------------        Director
Graham Y. Tanaka


   /s/ Paul J. Dunphy                       Director                                             April 13, 2001
------------------------------------
Paul J. Dunphy


   /s/ Thomas R. Schwarz                    Director                                             April 13, 2001
------------------------------------
Thomas R. Schwarz

                                  Exhibit Index

    3.1 Certificate of Incorporation of Tridex, as amended, filed on June 28, 1985 as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1985, is hereby incorporated herein by reference.
    3.2 Certificate of Amendment of Incorporation of Tridex, dated October 1, 1987, filed on July 18, 1988 as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 1988 is hereby incorporated herein by reference.
    3.3 Certificate of Amendment of Incorporation of Tridex, dated August 15, 1988, filed on June 29, 1989 as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1989 is hereby incorporated herein by reference.
    3.4 Certificate of Amendment of Incorporation of Tridex, dated March 31,1989 filed on June 29, 1989 as Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1989 is hereby incorporated herein by reference.
    3.5 Bylaws of Tridex, as amended and restated as of January 22, 1996, filed on March 26, 1996 as Exhibit 3.5 to the Company's Transition Report on Form 10-K for the transition year ended December 31, 1995 is hereby incorporated herein by reference.
    4.1 Description of the Company's common stock set forth in the Company's Registration Statement on Form 8-A filed July 14, 1986, is hereby incorporated herein by reference.
    4.2 Tridex Corporation 1997 Long Term Incentive Plan (as amended and restated), filed as Exhibit A to the Company's Proxy Statement for the Annual Meeting of Shareholders filed April 17, 1997 is hereby incorporated herein by reference. *
    4.3 Tridex Corporation Non-Employee Directors' Stock Plan filed as Exhibit B to the Company's Proxy Statement for the Annual Meeting of Shareholders filed April 17, 1997 is hereby incorporated herein by reference. *
    4.4 Tridex Corporation 1998 Non-Executive Long Term Incentive Plan filed as Exhibit A to the Company's Proxy Statement for the Annual Meeting of Shareholders filed May 8, 1998 is hereby incorporated herein by reference. *
    4.6 Securities Purchase Agreements dated as of April 17, 1998, by and among Massachusetts Mutual Life Insurance Company and certain of its affiliates and Tridex filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed April 30, 1998 is hereby incorporated herein by reference.
    4.7    Form of 19% senior subordinated notes due April 17, 2005 filed as
           Exhibit 4.3 to the Company's Current Report on Form 8-K filed April 30, 1998 is hereby incorporated herein by reference.
    4.8 Form of Letter of Waiver and Limited Amendment dated November 12, 1998 by and among Massachusetts Mutual Life Insurance Company and certain of its affiliates and Tridex filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 is hereby incorporated herein by reference.
    4.9 Second Amendment to Securities Purchase Agreements dated March 26, 1999 by and among Massachusetts Mutual Life Insurance Company and certain of its affiliates and Tridex filed as Exhibit 4.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 is hereby incorporated herein by reference.
    4.10 Third Amendment to Securities Purchase Agreements dated as of June 30, 1999 by and among Massachusetts Mutual Life Insurance Company and certain of its affiliates and Tridex filed as Exhibit 4.10 to the Company's Current Report on Form 8-K filed on July 16, 1999 is hereby incorporated herein by reference.
    4.11 Fourth Amendment to Securities Purchase Agreements dated as of September 30, 1999 by and among Massachusetts Mutual Life Insurance Company and certain of its affiliates and Tridex filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 is hereby incorporated herein by reference.
    4.12 Fifth Amendment to Securities Purchase Agreements dated as of February 18, 2000 by and among Massachusetts Mutual Life Insurance Company and certain of its affiliates and Tridex filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 6, 2000 is hereby incorporated herein by reference.

   10.1 Credit Agreement dated as of April 17, 1998, by and between Fleet National Bank, Tridex, Progressive Software, Inc., Ultimate Technology Corporation, and Tridex NC, Inc., with index of Schedules and Exhibits thereto filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 30, 1998 is hereby incorporated herein by reference.
   10.2 Term Note in the amount of $12,000,000, due March 31, 2003, payable by Tridex and its affiliates to Fleet National Bank ("Fleet") filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 30, 1998 is hereby incorporated herein by reference.
   10.3 Working Capital Note in the amount of $8,000,000 due June 30, 1999, payable by Tridex and its affiliates to Fleet National Bank filed as
           Exhibit 10.3 to the Company's Current Report on Form 8-K filed April 30, 1998 is hereby incorporated herein by reference.
   10.4 Amendment No. 1 to Credit Agreement dated as of November 1, 1998, to Credit Agreement dated as of April 17, 1998, by and between Fleet, Tridex, Progressive Software, Inc. and Ultimate Technology Corporation filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 is hereby incorporated herein by reference.
   10.5 Amendment No. 2 to Credit Agreement dated as of March 30, 1999, to Credit Agreement dated as of April 17, 1998, by and between Fleet, Tridex, Progressive Software, Inc. and Ultimate Technology Corporation filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 is hereby incorporated herein by reference.
   10.6 Amendment No. 3 to Credit Agreement dated as of June 30, 1999, to Credit Agreement dated as of April 17, 1998, by and between Fleet, Tridex, Progressive Software, Inc. and Ultimate Technology Corporation filed as Exhibit 10.21 to the Company's Current Report on Form 8-K filed on July 16, 1999 is hereby incorporated herein by reference.
   10.7 Amendment No. 4 to Credit Agreement dated as of September 30, 1999 to Credit Agreement dated as of April 17, 1998, by and between Fleet, Tridex, Progressive Software, Inc. and Ultimate Technology Corporation filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 is hereby incorporated herein by reference.
   10.8 Amendment No. 5 to Credit Agreement dated as of February 18, 2000, to Credit Agreement dated as of April 17, 1998, by and between Fleet, Tridex, Progressive Software, Inc. and Ultimate Technology Corporation filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 6, 2000 is hereby incorporated herein by reference.
   10.9 Stock Purchase Agreement dated as of February 8, 2000, between Tridex Corporation, Ultimate Technology Corporation and CFG Capital Management II, L.P. filed as Exhibit 10.1 to the company's Current Report on Form 8-K filed March 6, 2000 is hereby incorporated herein by reference.
   10.10 Tax Sharing Agreement dated as of July 31, 1996 between Tridex and TransAct Technologies Incorporated filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1996 is hereby incorporated herein by reference.
   10.11   Employment Agreement dated December 2, 1996 between Tridex and Seth
           M. Lukash filed on March 31, 1997 as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is hereby incorporated herein by reference. *
   10.12 Employment Agreement dated June 1, 2000 between Tridex and William A. Beebe.*
   10.13   Employment Agreement dated August 7, 1996 between Tridex and George
           T. Crandall filed on March 31, 1997 as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is hereby incorporated herein by reference. *
   10.14 Employment Agreement dated December 26, 2000 between Progressive and Christopher Sebes.
   11.1    Statement re:  computation of per share earnings.
   21.1    List of Subsidiaries of Tridex.
   23.1    Consent of Independent Accountants
   27.1    Financial Data Schedule.
* Management contract or compensatory plan or arrangement.