Form 10-Q
period 2001-03-31
TRIDEX CORP
filed 2001-05-15
CIK 47254

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
(Mark One)
  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2001
                                --------------

                                       OR

  [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                  TO:
                               -----------------    --------------------

Commission file number:                                                 1-5513
                       -------------------------------------------------------

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

                        61 WILTON ROAD, WESTPORT, CT 06880
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (ZIP Code)

                                 (203) 226-1144
-------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

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

                                 YES |_| NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                                               OUTSTANDING
-----                                                               -----------
COMMON STOCK, NO PAR VALUE                                           5,654,000

                        TRIDEX CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION:
  Item 1.  Financial Statements (unaudited)
           Consolidated Condensed Balance Sheets
           March 31, 2001 and December 31, 2000........................       3

           Consolidated Statements of Operations for the
           Quarters Ended March 31, 2001 and March 31, 2000............       4

           Consolidated Statements of Cash Flows for the
           Quarters Ended March 31, 2001 and March 31, 2000............       5

           Notes to Consolidated Condensed Financial Statements........       6

  Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition..........................       8

PART II. OTHER INFORMATION:

  Item 6.  Exhibits....................................................      10

Signatures.............................................................      11

Exhibit Index

                        TRIDEX CORPORATION AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                              MARCH 31,      DECEMBER 31,
                                                                2001            2000
                                                           ------------    --------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $    736        $      397
  Restricted cash (Note 2)                                        995             1,440
  Receivables                                                     828             1,967
  Inventories                                                     108               393
  Other current assets                                            372               387
                                                           ------------    --------------
    Total current assets                                        3,039             4,584
                                                           ------------    --------------

Plant and equipment (Note 3)                                    1,417             1,385
Less accumulated depreciation                                     789               690
                                                           ------------    --------------
    Total plant and equipment                                     628               695

Purchased and capitalized software costs, net
  (Note 3)                                                      5,169             5,587
Other assets                                                    1,345             1,348
                                                           ------------    --------------
Total assets                                                 $ 10,181        $   12,214
                                                           ============    ==============

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Bank loan payable (Note 6)                                 $  3,017        $    3,017
  Long-term debt (Note 6)                                      13,654            14,100
  Accounts payable                                              1,802             2,990
  Accrued liabilities                                           5,528             4,469
  Deferred revenue                                                692               347
                                                           ------------    --------------
    Total current liabilities                                  24,693            24,923

                                                           ------------    --------------

Shareholders' (deficit) equity :
Common stock, no par value                                      1,455             1,455
  Additional paid-in capital                                   33,893            33,893
  Accumulated deficit                                         (48,545)          (46,742)
  Receivable from sale of stock                                  (350)             (350)
  Common stock held in treasury, at cost                         (965)             (965)
                                                           ------------    --------------
    Total shareholders' (deficit) equity                      (14,512)          (12,709)
                                                           ------------    --------------
Total liabilities and shareholders' deficit                  $ 10,181        $   12,214
                                                           ============    ==============


            See notes to consolidated condensed financial statements.

                        TRIDEX CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                            QUARTERS ENDED
                                                                   MARCH 31,              MARCH 31,
                                                                     2001                   2000
                                                                --------------         --------------
Net sales                                                       $    1,605             $    3,952

Operating costs and expenses:
   Cost of sales                                                       666                  3,076
   Engineering, design and product development costs                   491                  1,273
   Selling, administrative and general expenses                      1,223                  1,354
   Depreciation and amortization                                       509                  1,053
                                                                --------------         --------------
                                                                     2,889                  6,756

Operating loss                                                      (1,284)                (2,804)

Other charges (income):
   Interest expense, net                                               488                    945
   Other, net                                                           23                     (8)
                                                                --------------         --------------
                                                                       511                    937

Loss from continuing operations before income taxes                 (1,795)                (3,741)

Benefit for income taxes                                                 0                      0
                                                                --------------         --------------

Net loss from continuing operations                                 (1,795)                (3,741)

Discontinued operations (Note 4):
   Net income/(loss) from discontinued operations                        0                    (26)
   Net gain on sale of discontinued operations                           0                  5,588
                                                                --------------         --------------

Net income/(loss) before extraordinary item                         (1,795)                 1,821
Extraordinary loss due to debt modification (Note 6)                     0                   (695)
                                                                --------------         --------------

Net income/(loss)                                               $   (1,795)            $    1,126
Earnings (loss) per share - basic and diluted:
     Loss from continuing operations                            $    (0.32)            $    (0.58)
     Income from discontinued operations                                 0                   0.87
       Extraordinary loss                                                0                  (0.11)
                                                                --------------         --------------
       Net income/(loss)                                        $    (0.32)            $     0.18
                                                                ==============         ==============

Weighted average shares outstanding:
     Basic and diluted                                           5,654,000              6,368,000


           See notes to consolidated condensed financial statements.

                        TRIDEX CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 QUARTERS ENDED
                                                                                            MARCH 31,          MARCH 31,
                                                                                               2001               2000
                                                                                        ----------------    ----------------
Cash flows from operating activities:
  Net income (loss)                                                                       $  (1,795)           $  1,126
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Depreciation                                                                             98                 164
        Amortization of goodwill and intangible assets and
          purchased and internally developed software                                           418                 889
        Debt discount amortization                                                                0                 249
        Gain on sale of assets                                                                   (7)                 (8)
        Gain on sale of discontinued operations                                                   0              (5,588)
        Loss/(gain) from discontinued operations                                                  0                  26
        Extraordinary loss due to debt modification                                               0                 695
        Changes in operating assets and liabilities:
          Receivables                                                                         1,139               2,659
          Inventory                                                                             285                 216
          Other current assets                                                                   12                (133)
          Other assets                                                                            3                (249)
          Accounts payable, accrued liabilities, deferred revenue
            and income taxes payable                                                            215                (222)
                                                                                        ----------------    ----------------
    Net cash used in operating activities of continuing operations                              368                (176)

Cash flows from investing activities:
  Purchases of plant and equipment                                                              (32)                (42)
  Capitalized software development costs                                                          0                   0
  Proceeds from sale of assets                                                                    3                   8
  Proceeds from sale of discontinued operations, net of transaction expenses                      0              11,443
                                                                                        ----------------    ----------------
    Net cash provided by investing activities of continuing operations                          (29)             11,409

Cash flows from financing activities:
  Net change in borrowings under line of credit                                                   0              (2,723)
  Withdrawal from restricted cash                                                               446                   0
  Net change in borrowings of long term debt                                                   (446)             (8,000)
  Net cash flow of discontinued operations                                                        0                   0
                                                                                         ----------------    ----------------
   Net cash (used in)/provided by financing activities                                         (446)            (10,723)

Increase in cash and cash equivalents                                                           339                 510
  Cash and cash equivalents at beginning of period                                              397                 367
                                                                                        ----------------    ----------------
  Cash and cash equivalents at end of period                                                $   736           $     877
                                                                                        ================    ================

Supplemental cash flow information:
  Interest paid                                                                             $   196           $     153
  Income taxes paid                                                                               0                  38


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                        TRIDEX CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1. GENERAL

Business: Tridex Corporation (the "Company"), through its wholly owned operating subsidiary, Progressive Software, Inc. ("Progressive"), is a leading designer, developer, and marketer of specialized point-of-sale, back office and enterprise technology for the food service industry.

As more fully discussed in the Company's Annual Report on From 10-K for the year ended December 31, 2000, the Company has experienced net losses from continuing operations of approximately $22.0 million and $16.3 million in each of the years ended December 31, 2000 and 1999, respectively. In addition, all of the Company's debt matured on December 31, 2000 and no agreements with respect to extension or terms under which any extensions may be offered has been reached with the holders of the matured debt. These matters and their effect on the Company's liquidity raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from this uncertainty.

2. RESTRICTED CASH

Restricted cash represents the proceeds received under the terms of the settlement with the former owner of Progressive. The debtholder requires the value of the proceeds to be applied against its outstanding debt. The proceeds have also been attached by the plaintiffs in the Foley matter (see
Note 7).

3. IMPAIRMENT OF LONG-LIVED ASSETS.

The Company periodically reviews goodwill, intangibles and other long-term assets to assess recoverability based upon expectations of non-discounted cash flows from operations. The operating results of Progressive during fiscal 2000 were below management's expectations and as a result, in August 2000, management instituted a reduction-in-force at Progressive, revised its operating forecasts and initiated an evaluation of the carrying value of long-lived assets. The evaluation commenced with estimates of the future cash flows, on an undiscounted basis, expected to result from the assets and their eventual disposition. Based on this evaluation, management concluded that an impairment of the acquired assets had occurred and recorded a write down of such assets to fair value. In accordance with the provisions of the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company recorded an impairment charge of $12,300,000, consisting of $9,847,000 of goodwill, $2,159,000 of purchased technology and internally developed software costs and $294,000 of plant and equipment. Following the impairment charge, the carrying value of goodwill is zero. Considerable management judgment was involved in estimating fair value and, therefore, operating results could vary significantly from management's estimates.

4. DISCONTINUED OPERATIONS:

On February 18, 2000, the Company sold Ultimate to UTC Holding Company, Inc., an affiliate of CFG Management II, L.P. for approximately $12,544,000 in cash. The gain on the sale was $5,588,000. As described in Note 5, the Company used $8,000,000 of the sale proceeds to repay a portion of the Fleet Term Loan and $3,000,000 to repay a portion of the Working Capital Facility.

5. EARNINGS (LOSS) PER COMMON SHARE:

Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share assumes the exercise of options and warrants and the conversion of dilutive securities, when the result is dilutive.

6. BANK CREDIT AGREEMENT AND SUBORDINATED DEBT:

The components of debt are:

                                                   March 31,     December 31,
                                                     2001           2000
                                                -------------  ----------------
                                                     (Dollars in thousands)
Term loan payable                               $   2,654         $   3,100
Senior subordinated notes, net of discount         11,000            11,000
                                                -------------  ----------------
                                                   13,654            14,100
Current portion                                    13,654            14,100
                                                -------------  ----------------
Long term portion                               $       0         $       0

In April 1998, the Company entered into a credit Agreement with Fleet National Bank which provided a $12.0 million Senior Term Loan (the "Term Loan") with a maturity of March 31, 2003 and an $8.0 million Working Capital Facility (the "WCF"). At the same time, the Company sold Senior Subordinated Notes due April 17, 2005 (the "Notes") in the principal amount of $11.0 million to Massachusetts Mutual Life Insurance Company and affiliates (collectively, the "Mass Mutual Investors"). The proceeds of the Senior Term Loan and the Senior Subordinated Notes were used in the acquisition of Progressive. The Term Loan and the WCF are secured by a first priority security interest in substantially all of the Company's assets. In February 2000, the Company used a portion of the proceeds from the sale of Ultimate to retire $8.0 million principal amount of the Term Loan and $3.0 million to repay a portion of the WCF. At March 31, 2001, the interest rates were 10.5%, 10.5% and 12.0% on the Term Loan, the WCF and Notes, respectively.

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

On February 18, 2000, the MassMutual Investors agreed to certain modifications of the Notes, including the acceleration of their maturity to December 31, 2000. That acceleration of the maturity of the Notes constituted a substantial debt modification, which under EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments", requires the Notes to be adjusted to their fair value as of the date of the February 18, 2000 amendment. The Company calculated the present value of the principal and interest due December 31, 2000 using the remaining maturity period of the Notes and an estimated fair value interest rate at the modification date. As a result of this modification, the Company recognized a debt extinguishment loss of $695,000 which was recorded as an extraordinary item in the quarter ending March 31, 2000.

As reported previously, the Company, at various times, has been in violation of the covenants of both the Term Loan, the Notes and the WCF, resulting in several modifications of the terms of each, including an acceleration of the maturities of both loans to December 31, 2000. The Company does not have the capability to repay or replace either the Term Loan or the Notes. As a result, both credit facilities are due upon demand and that fact raises substantial doubt about the Company's ability to continue as a going concern. The Term Loan, the WCF and Notes are reflected as current liabilities in the Company's financial statements.

The Company has been advised that, in December 2000, Fleet National Bank sold its interest in the Term Loan and the WCF to ARK CLO 2000-1, Limited. Inasmuch as the Company, at present, still lacks the capability to repay or replace its existing credit facilities, it intends to seek accommodation with its lenders which will allow it to continue operating while seeking either a modification to, or replacement of, the facilities. However, there can be no assurance that the Company will be successful in such efforts or as to what form such modification or replacement might be.

7. COMMITMENTS AND CONTINGENCIES:

Allu Realty ("Allu"), a Massachusetts business trust owned by the Company, is the former owner of land located at 100 Foley Street, Somerville, Massachusetts (the "Site"). Allu sold the Site to 100 Foley Street Incorporated ("Foley"), an unrelated entity. In 1984, Allu and the Company disclosed to the Massachusetts Department of the Attorney General the existence of chromium, oil and grease at the Site. As a result, the Environmental Protection Division of the Department of the Attorney General and the Massachusetts Department of Environmental Protection conducted an investigation of the Site. In 1993, the Company entered into an agreement with Foley pursuant to which the Company and Foley agreed to pay 75% and 25%, respectively, of the costs incurred after January 1, 1992 in connection with the investigation and remediation of the Site (the "Site Participation Agreement"). The Site Participation Agreement also provided that, to the extent there are available proceeds from the sale of the Site, the Company would be reimbursed approximately $200,000 of the $250,000 it expended in connection with the Site prior to January 1, 1992. As of March 31, 2001, the Company had spent approximately $810,000 in connection with the Site.

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

On October 16, 2000, the United States District Court for Massachusetts entered judgment against the Company in the amount of approximately $791,000, of which approximately $156,000 represented legal fees awarded to the opposing party and approximately $108,000 represented interest. The Company has filed various post-trial motions seeking to vacate the judgment or to have it modified. If these motions are unsuccessful, the Company intends to appeal the judgment. Subsequently, Foley attached $791,000 in cash being held for the account of the Company by a third party. The Company has moved to discharge the attachment, which motion has not yet been heard. As of December 31, 2000, the Company had accrued $791,000 with respect to its potential liability under this judgment. The Company is unable to forecast when this litigation will finally be resolved or the amount of its ultimate exposure with respect thereto.


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

QUARTER ENDED MARCH  31, 2001 COMPARED TO QUARTER ENDED MARCH  31, 2000

Consolidated net sales for the quarter ended March 31, 2001 decreased $2.4 million (60%) to $1.6 million from $4.0 million in the comparable 1999 period. Of this reduction, approximately $2.2 (92%) million results from decreased hardware sales reflecting the fact that the Company is de-emphasizing its participation as principal in transactions involving hardware used in conjunction with Progressive's software. Gross margins associated with such transactions are substantially less than those generated by sale of software. Given the financial resources currently available to the Company, management believes that the gross margins generated from such sales do not warrant the investment in inventories and accounts receivable required to support such sales. Management also believes that events leading to the reorganization of its sales organization have resulted in decreased sales activities and a resulting decrease in recorded sales levels during the period. Finally, management believes that the decrease in technology investment in the aftermath of investments made to insure against problems associated with Year 2000 issues may have affected sales levels. However, it is not possible to quantify such impact, if any.

Consolidated gross profit increased $63,000 (7%) to $939,000 from $876,000 in the prior year. The increase resulted principally from the fact that gross margins associated with the sales of software and services are substantially greater than those related to hardware sales. Sales of software and services contributed 56% of total revenues in 2001 compared to 27% in 2000.

Consolidated engineering, design and product development costs decreased $782,000 during the current quarter to $491,000 from $1.3 million in the same period a year ago. In the first quarter of 2000, these expenses reflected the efforts directed toward final enhancements of the new version of the Company's IRIS software product as well as contract work for a third party. These efforts were completed in the second quarter of the year. As a result, in August of last year the Company effected a reduction in engineering personnel substantially reducing the level of these expenses, including those resulting from the use of contract personnel, in the final months of 2000 as well as in the first quarter of the current year.

Consolidated selling, administrative and general expenses decreased $131,000 (10%) to $1.2 million from $1.4 million a year ago. The overall decrease results from reductions in staff and related expenses both at corporate headquarters and at Progressive.

Consolidated depreciation and amortization for the current period was $509,000, a decrease of $544,000 (52%) from the same period a year ago. As noted in Note 2 above and more fully described in the Company's Quarterly Report on Form 10-Q and Annual Report on Form 10-K for the periods ended September 30 and December 31, 2000, last year the Company recorded an impairment charge of $12,300,000, reducing the value of goodwill, purchased and internally developed software and plant and equipment. As a result, during the current period the amounts provided for depreciation and amortization of the remaining asset values have been substantially reduced.

Consolidated continuing operating losses for the period were $1.8 million compared to losses of $3.7 million in the comparable period last year. As discussed above, decreased losses in the current period were primarily the result of the reduction in expenses and improved gross margins resulting from a change in product mix partially offset by reduced revenues.

Net interest expense for the current period was $488,000 compared to $945,000 a year ago. The decrease is principally the result a reduction in the amount of outstanding bank debt through the use of a portion of the proceeds from the Ultimate sale, as described in Note 3. Interest expense is net of interest income of $27,000 this year and $32,000 in 2000.

Net earnings related to discontinued operations in 2000 reflect the gain on the sale of Ultimate in February 2000 of $5.6 million, offset by an operating loss of $26,000 incurred prior to the sale.

LIQUIDITY AND CAPITAL RESOURCES

The Company's negative working capital (current assets less current liabilities) at March 31, 2001 was $21.7 million compared with negative working capital of $20.3 million at December 31, 2000. At March 31, 2001, the Company had no material commitments for capital expenditures. The Company's negative working capital in both periods results primarily from net losses and the maturity on December 31, 2000 of the Company's existing debt.

As reported in Note 5 above, the Company, at various times, had been in violation of the provisions of its several loan agreements resulting in modifications of the terms of each including an acceleration of the maturities of the Term Loan and the Notes to December, 31, 2000. Currently, the Company does not have the capability to repay or replace any of the obligations which are currently due upon demand and that fact raises substantial doubt about the Company's ability to continue as a going concern.

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

In early January, the Company accepted the resignation of Progressive's President and Vice President of Sales and Marketing and has since replaced them with individuals who possess substantial experience in the food service industry. In addition, the direct sales force has been increased and the Chairman of the Company has assumed the position of Chief Executive Officer of Progressive. The Company believes these changes will assist materially in the efforts to increase revenues and related gross profits.

NASDAQ LISTING

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

                           PART II. OTHER INFORMATION



ITEM 6. Exhibits and Reports on Form 8-K

     a. Exhibits

          Exhibit 11 Computation of Per Share Earnings

     b. Reports on Form 8-K

          The Company filed no Reports on Form 8-K during the period being reported.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TRIDEX CORPORATION
                                      (Registrant)


May 14, 2001                          /S/ SETH M. LUKASH
                                      ----------------------------------------
                                      Seth M. Lukash
                                      Chairman of the Board, President,
                                      Chief Executive Officer, and Chief
                                      Operating Officer



May 14, 2001                          /S/ WILLIAM A. BEEBE
                                      ----------------------------------------
                                      William A. Beebe
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit 11   Computation of Per Share Earnings