Form 10-Q
period 2001-06-30
TRIDEX CORP
filed 2001-08-13
CIK 47254

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _________ to:_________

Commission file number: 1-5513

TRIDEX CORPORATION
(Exact name of registrant as specified in its charter)

Connecticut	06-0682273

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

61 Wilton Road, Westport CT	06880

(Address of principal executive offices)	(Zip Code)

(203) 226-1144
(Registrant’s telephone number, including area code)

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
YES  ☒    NO  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS:

             Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES  ☒    NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding July 15, 2001

Common stock, no par value	5,654,289

TRIDEX CORPORATION AND SUBSIDIARIES

TRIDEX CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Dollars in Thousands)
(Unaudited)

	June 30, 2001	December 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$1,338	$397
Restricted cash (Note 2)	995	1,440
Receivables, net	601	1,967
Inventories	24	393
Other current assets	432	387

Total current assets	3,390	4,584

Plant and equipment (Note 3)	1,402	1,385
Less accumulated depreciation	(857)	(690)

	545	695

Goodwill and intangible assets, net	4,752	5,587
Other assets	1,334	1,348

	$10,021	$12,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank loan payable (Note 6)	$3,017	$3,017
Long term debt (Note 6)	13,420	14,100
Accounts payable	1,626	2,990
Accrued liabilities	5,798	4,469
Deferred revenue	1,218	347

Total current liabilities	25,079	24,923

Shareholders’ (deficit) equity:
Common stock, no par value	1,455	1,455
Additional paid-in capital	33,893	33,893
Accumulated deficit	(49,091)	(46,742)
Receivable from sale of stock	(350)	(350)
Common shares held in treasury, at cost	(965)	(965)

Total shareholders’ (deficit) equity	(15,058)	(12,709)

	$10,021	$12,214

See notes to consolidated condensed financial statements.

TRIDEX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	Quarters Ended		Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Net sales	$2,687	$4,116	$4,292	$8,068

Operating costs and expenses:
Cost of sales	268	1,948	934	5,024
Engineering, design and product development costs	440	1,004	931	2,277
Selling, administrative and general expenses	1,342	1,558	2,565	2,912
Depreciation and amortization	486	1,015	995	2,068

	2,536	5,525	5,425	12,281

Operating profit (loss)	151	(1,409)	(1,133)	(4,213)

Other charges (credits):
Interest expense, net	461	650	949	1,595
Other, net	424	182	447	176

	885	832	1,396	1,771

Loss from continuing operations before income taxes	(734)	(2,241)	(2,529)	(5,984)

Benefit of (Provision for) income taxes	181	(70)	181	(70)

Net loss from continuing operations	$(553)	$(2,311)	$(2,348)	$(6,054)

Discontinued Operations (Note 3):
Net loss from discontinued operations	0	0	0	(26)
Net gain on sale of discontinued operations	(35)	0	(35)	5,588

Net loss before extraordinary item	(588)	(2,311)	(2,383)	(492)

Extraordinary loss due to debt modification (Note 6)	0	0	0	(695)

Net loss	(588)	(2,311)	(2,383)	(1,187)
Loss per share – basic and diluted:
Loss from continuing operations	$(0.10)	$(0.36)	$(0.42)	$(0.94)
Income from discontinued operations	0.00	0.00	0.00	0.87
Extraordinary loss	0.00	0.00	(0.00)	0.11

Net income/(loss)	(0.10)	(0.36)	(0.42)	(0.18)
Weighted average shares outstanding
Basic and diluted	5,654,289	6,368,289	5,654,289	6,368,289

See notes to consolidated condensed financial statements.

TRIDEX CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Quarters Ended

	June 30, 2001	June 30, 2000

Cash flows from operating activities:
Net income (loss)	$(2,383)	$(1,187)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	167	289
Amortization of goodwill and intangible assets and purchased and internally developed software	835	1,779
Debt discount amortization	—	404
Gain on sale of assets	(7)	(8)
Gain on sale of discontinued operations	—	(5,588)
Loss/(gain) from discontinued operations	35	26
Extraordinary loss due to debt modification	—	695
Changes in operating assets and liabilities:
Receivables	1,366	1,879
Inventory	369	312
Other current assets	(44)	(117)
Other assets	14	(348)
Accounts payable, accrued liabilities, deferred revenue and income taxes payable	837	1,307

Net cash used in operating activities of continuing operations	1,189	(557)

Cash flows from investing activities:
Purchases of plant and equipment	(17)	(49)
Capitalized software development costs	—	0
Proceeds from sale of assets	3	8
Proceeds from sale of discontinued operations, net of transaction expenses	—	11,443

Net cash provided by investing activities of continuing operations	(14)	11,402

Cash flows from financing activities:
Collection of stock sale receivable	—	300
Net change in borrowings under line of credit	—	(2,723)
Withdrawal from restricted cash	446	—
Net change in borrowings of long term debt	(680)	(8,000)
Net cash flow of discontinued operations	--	--
Net cash (used in)/provided by financing activities	(234)	(10,423)

Increase in cash and cash equivalents	941	422
Cash and cash equivalents at beginning of period	397	367

Cash and cash equivalents at end of period	$1338	$789

Supplemental cash flow information:
Interest paid	$338	$1,062
Income taxes paid	0	50

See notes to consolidated condensed financial statements.

TRIDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.  General

Tridex Corporation (the “Company”), through its wholly owned operating subsidiary, Progressive Software, Inc. (“Progressive”), is a leading designer, developer, and marketer of specialized point-of-sale, back office and enterprise technology for the food service industry.

As more fully discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, the Company experienced net losses from continuing operations of approximately $22.0 million and $16.3 million in each of the years ended December 31, 2000 and 1999, respectively.  In addition, all of the Company’s debt matured on December 31, 2000 and no agreements with respect to extension or terms under which any extensions may be offered has been reached with the holders of the matured debt.  These matters and their effect on the Company’s liquidity raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from this uncertainty.

2.   Restricted Cash

Restricted cash represents the proceeds received under the terms of the settlement with the former owner of Progressive.  The Debtholder requires the value of the proceeds to be applied against its outstanding debt.  The proceeds have also been attached by the plaintiffs in the Foley Street matter (see Note 7).

3.  Impairment of Long-Lived Assets.

The Company periodically reviews goodwill, intangibles and other long-term assets to assess recoverability based upon expectations of non-discounted cash flows from operations.  The operating results of Progressive during fiscal 2000  were below management's  expectations and as a result, in August 2000, management instituted a reduction-in-force at Progressive, revised its operating forecasts and initiated an evaluation of the carrying value of long-lived assets.  The evaluation commenced with estimates of the future cash flows, on an undiscounted basis, expected to result from the assets and their eventual disposition.  Based on this evaluation, management concluded that an impairment of the acquired assets had occurred and recorded a write down of such assets to fair value. In accordance with the provisions of the Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, the Company recorded an impairment charge of $12.3 million, consisting of $9.8 million of goodwill, reducing it to zero,  $2.2 million of purchased technology and internally developed software costs and $294,000 of plant and equipment.  Following the impairment charge, the carrying value of goodwill is zero. Considerable management judgment was involved in estimating fair value and, therefore, operating results could vary significantly from management’s estimates.

4.  Discontinued Operations:

On February 18, 2000, the Company sold its wholly-owned subsidiary, Ultimate Technology, Inc. (“Ultimate”), for approximately $12.5 million in cash.  The gain on the sale was $5.6 million.  As described in Note 6, the Company used $8.0 million of the sale proceeds to repay a portion of the Fleet Term Loan and $3.0 million to repay a portion of the Working Capital Facility

5.  Earnings (Loss) per Common Share:

Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding during the period.   Diluted earnings (loss) per common share assumes the exercise of options and warrants and the conversion of dilutive securities, when the result is dilutive.

Computation of Per Share Earnings
(Dollars in Thousands)
(Unaudited)

	Quarters Ended

	June 30, 2001	June 30, 2000
BASIC: EARNINGS (LOSS) Net Income (Loss)	$(588)	$(2,311)
SHARES: Weighted average shares outstanding	5,654,289	6,368,289
EARNINGS (LOSS) PER SHARE – BASIC:	(0.10)	(0.36)
DILUTED: EARNINGS (LOSS) Net income(loss)	$(588)	$(2,311)
SHARES: Weighted average shares outstanding	5,654,289	6,368,289
EARNINGS (LOSS) PER SHARE – DILUTED:	(0.10)	(0.36)

6.  Bank Credit Agreement and Subordinated Debt:

The components of debt are:

	June 30, 2001	December 31, 2000

	(Dollars in thousands)
Term loan payable	$2,420	$3,100
Senior subordinated notes, net of discount	11,000	11,000

	13,420	14,100
Current portion	13,420	14,100

Long term portion	$0	$0

In April 1998, the Company entered into a credit agreement with Fleet National Bank which provided a $12.0 million Senior Term Loan (the “Term Loan”) with a maturity of March 31, 2003 and an $8.0 million Working Capital Facility (the “WCF”).  At the same time, the Company sold Senior Subordinated Notes due April 17, 2005 (the “Notes”) in the principal amount of $11.0 million to Massachusetts Mutual Life Insurance Company and affiliates (collectively, the “Mass Mutual Investors”).  The proceeds of the Term Loan and the Notes were used in the acquisition of Progressive.  The Term Loan and the WCF are secured by a first priority security interest in substantially all of the Company’s assets. In February 2000, the Company used a portion of the proceeds from the sale of Ultimate to retire $8.0 million principal amount of the Term Loan and $3.0 million to repay a portion of the WCF.  At June 30, 2001, the interest rates were 11.25%, 11.25% and 12.0% on the Term Loan, the WCF and the Notes, respectively.

The Company issued to the MassMutual Investors on May 27, 1998 warrants to purchase 350,931 shares of the Company’s common stock at $7.00 per share.  The estimated fair market value of the warrants of $1,228,000 was recorded as a discount to the principal amount of the outstanding Notes and was being amortized to interest expense over the term of the Notes using the interest rate method.  In consideration for a March 26, 1999 amendment to the Notes and in exchange for the warrants issued in 1998, the Company issued new stock purchase warrants to the MassMutual Investors to purchase 800,000 shares of common stock at $2.03 per share.  The incremental estimated fair value of the new warrants over the estimated fair value of the old warrants of $600,000 was recorded as additional debt discount.

On February 18, 2000, the MassMutual Investors agreed to certain modifications of the Notes including the acceleration of their maturity to December 31, 2000.  That acceleration of the maturity of the Notes constituted a substantial debt modification, which under EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments", requires the Notes to be adjusted to their fair value as of the date of the February 18, 2000 amendment. The Company calculated the present value of the principal and interest due December 31, 2000 using the remaining maturity period of the Notes and an estimated fair value interest rate at the modification date. As a result of this modification, the Company recognized a debt extinguishment loss of $695,000 which was recorded as an extraordinary item in the quarter ending March 31, 2000.

As reported previously, the Company, at various times, has been in violation of the covenants of both the Term Loan, the WCF and the Notes, resulting in several modifications of the terms of each, including an acceleration of the maturities of both loans to December, 31, 2000.  The Company does not have the capability to repay or replace either the Term Loan or the Notes.  As a result, both credit facilities are due upon demand and that fact raises substantial doubt about the Company’s ability to continue as a going concern.  The Term Loan, WCF and Notes are reflected as current liabilities in the Company’s financial statements.

In December 2000, Fleet National Bank sold its interest in the Term Loan and the WCF to ARK CLO 2000-1, Limited.  Inasmuch as the Company, at present, still lacks the capability to repay or replace its existing credit facilities, it intends to seek accommodation with its lenders which will allow it to continue operating while seeking either a modification to, or replacement of, the facilities.  However, there can be no assurance that the Company will be successful in such efforts or as to what the form such modification or replacement might be.

7.  Commitments and Contingencies:

Allu Realty (“Allu”), a Massachusetts business trust owned by the Company, is the former owner of land located at 100 Foley Street, Somerville, Massachusetts (the “Site”).  Allu sold the Site to 100 Foley Street Incorporated (“Foley”), an unrelated entity.  In 1984, Allu and the Company disclosed to the Massachusetts Department of the Attorney General the existence of chromium, oil and grease at the Site. As a result, the Environmental Protection Division of the Department of the Attorney General and the Massachusetts Department of Environmental Protection conducted an investigation of the Site. In 1993, the Company entered into an agreement with Foley pursuant to which the Company and Foley agreed to pay 75% and 25%, respectively, of the costs incurred after January 1, 1992 in connection with the investigation and remediation of the Site (the "Site Participation Agreement"). The Site Participation Agreement also provided that, to the extent there are available proceeds from the sale of the Site, the Company would be reimbursed approximately $200,000 of the $250,000 it expended in connection with the Site prior to January 1, 1992.   As of March 31, 2001, the Company had spent approximately $810,000 in connection with the  Site.

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

On October 16, 2000, the United States District Court for Massachusetts entered judgment against the Company in the amount of approximately $791,000, of which approximately $156,000 represented legal fees awarded to the opposing party and approximately $108,000 represented interest.  The Company has filed various post-trial motions seeking to vacate the judgment or to have it modified. If these motions are unsuccessful, the Company intends to appeal the judgement of the Court. Subsequently, Foley attached $791,000 in cash being held for the account of the Company by a third party. The Company has moved to discharge the attachment, which motion has not yet been heard. As of December 31, 2000, the Company had accrued $791,000 with respect to its potential liability under this judgment. The Company is unable to forecast when this litigation will finally be resolved or the amount of its ultimate exposure with respect thereto.

8.  Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued two Statements of Financial Accounting Standards, No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. The provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of the 40-year maximum life previously required. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001.

The Company expects to adopt the provisions of SFAS No. 142 effective January 1, 2002. The Company is in the process of determining the impact the adoption of the provisions of SFAS No. 142 will have on financial position and results of operations.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

The statements contained herein not based on historic facts are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties.  Past performance is not necessarily a strong or reliable indicator of future performance. Actual results could differ materially from past results, estimates, projections, or forward looking statements made by, or on behalf of, the Company, including, but not limited to, the Company’s expectations regarding net sales, gross profit, operating income and financial condition.

Results of Operations

As discussed more fully below, the Company has experienced recurring net losses and negative cash flow, and is currently in default under its credit agreements with its lenders. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan to amend the credit agreements, increase liquidity and meet planned cash requirements are discussed below under Liquidity and Capital Resources.

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

Consolidated net sales for the quarter ended June 30, 2001 decreased $1.4 million (35%) to $2.7 million from $4.1 million in the comparable 2000 period. Sales of hardware decreased by $2.9 million during the period reflecting the fact that the Company is de-emphasizing its participation as principal in transactions involving hardware used in conjunction with its software.  Gross margins associated with such transactions are substantially less than those generated by sale of software and the financial resources currently available to the Company cannot   fund the investment in inventories and accounts receivable required to support such sales. The reduction in hardware sales during the period was offset to a certain extent by an increase in software sales of $1.6 million all which related to the sale of an enterprise license to Starbucks Corporation  in April. Revenues related to the Company’s service operations declined by a small amount.  As noted in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001, management believes that the decrease in technology investment in the aftermath of investments made to insure against problems associated with Year 2000 issues may have affected sales levels.However, it is not possible to quantify such impact, if any.

Consolidated gross profit increased $251,000 (12%) to $2.4 million from $2.2 in the prior year.  The increase resulted principally from the magnitude of the gross margins associated with the sales of software and services when compared with those related to hardware sales.  Such sales contributed 94% of total revenues in 2001 compared to 27% in 2000.

Consolidated engineering, design and product development costs decreased $564,000 (56%) during the current quarter to $440,000 from $1.0 million in the same period a year ago.  In the second quarter of 2000, these expenses reflected the efforts directed toward final enhancements of the new version of the Company's IRIS software product as well as contract work for a third party.   These efforts were completed during that quarter.  As a result, in August of last year the Company effected a reduction in engineering personnel, including contract personnel, thereby substantially reducing the level of these expenses, in the final months of 2000 as well as in the current year.

Consolidated selling, administrative and general expenses decreased $216,000 (14%) to $1.3 million from $1.6 million a year ago.  The overall decrease results from substantial reductions in staff and related expenses both at corporate headquarters and at Progressive.

Consolidated depreciation and amortization for the current period was $509,000, a decrease of $529,000 (52%) from the same period a year ago.  As noted in Note 3 above and more fully described in the Company’s Quarterly Report on Form 10-Q and Annual Report on Form 10-K for the periods ended September 30 and December 31, 2000, last year the Company recorded an impairment charge of $12,300,000, reducing the value of goodwill, purchased and internally developed software and plant and equipment. As a result, during the current period the amounts provided for depreciation and amortization of the remaining asset values have been substantially reduced.

Consolidated continuing operating profits for the period were $151,000 compared to losses of $1.4 million in the comparable period last year.   The profit resulted entirely from the revenue associated with the Starbucks enterprise license referred to above.  Management does not expect the Company to operate profitably during the balance of the year.

Consolidated net interest expense for the current period was $461,000 compared to $650,000 a year ago. The decrease results primarily from a reduction in the amount of the Term Loan effected by the release of a portion of the settlement proceeds of litigation and by the release of funds in May related to the sale of Ultimate which had been held in escrow.  Interest expense is net of interest income of $58,000 this year and $20,000 in 2000.

Consolidated other expense amounted to  $424,000 in the current year compared with $182,000 last year.  In July of this year, the Company closed its Westport, Connecticut office, the lease for which had expired, and relocated the activities of that office to Progressive’s Charlotte, North Carolina headquarters..  As a result, the Company recorded a charge of $275,000 during the second quarter to accommodate the severance costs associated with the closing.  In addition, charges associated with the provisions of the Company’s outstanding debt in the amount of approximately $100,000 were recognized.  These costs were offset, to a certain extent, by reductions in the costs associated with the Foley Street matter when compared with those of a year ago.

Consolidated provision for income taxes reflects a provision for estimated state  taxes of $25,000 offset by the recording of a  an incremental anticipated refund of previously paid federal taxes of $206,000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Consolidated net sales for the six months ended June 30, 2001 decreased $3.8 million (47%) to $4.3 million from $8.1 million in the comparable period last  year.   As was the case with the second quarter, hardware sales decreased substantially when compared to the same period a year ago.  This decrease was offset by the revenues generated by the Starbucks enterprise license.  For a discussion of other factors which management believes may have affected revenues during the period, see the discussion of quarterly results above.

Consolidated gross profit increased $314,000 (10%) to $3.4 million from $3.0 million in the prior year. The increase relates directly to the reduction in the portion of total revenues contributed by hardware sales during the current period  when compared to the same period a year ago..  Consolidated gross profit margin increased to 78% of sales from 38% last year. The enterprise license granted to Starbucks Corporation in the second quarter of this year contributed significantly to these results.

Consolidated engineering, design and product development costs decreased $1.3 million (81%) to $931,000 from $2.3 million  last year.  As noted above, this decrease is principally the result of the reduction in force which took place in the third quarter of 2000 as well as from a reorganization effected in the first quarter which had the effect of eliminating one level of management in this area.

Consolidated selling, administrative and general expenses decreased $347,000 (12%) to $2.6 million from $2.9 million a year ago.  The decrease results from reductions in staff and related expenses at both Tridex and Progressive.

Consolidated depreciation and amortization for the current period was $995,000 compared to $2.1 million last year.   As noted above, the decrease results principally from the effect of the impairment charge taken in the third quarter of 2000.  (See Note 3 above.)

Consolidated continuing operating losses for the period amounted to $1.1 million compared to losses of $4.2 million last year.  As noted above, the improvement in operating results is a function of the non-recurring revenues generated by the Starbucks enterprise license, reduced depreciation and amortization resulting from last year’s impairment charge and reduced operating  expenses, offset to some extent by reduced overall revenues.

Consolidated net interest expense for the current period was $949,000 compared to $1.6million a year ago. The decrease is the result of  decreases in prevailing interest rates during the current period compared with rates in effect last year and the reduction in the amount of extant bank debt.  Interest expense is net of interest income of $86,000 in 2001 and $61,000 last year.

Consolidated other expense, as noted above,  consists of principally of charges related to the relocation of the Company’s offices and expense related to certain provisions of its existing debt.

Consolidated net loss from continuing operations in the first six months of 2001 was $2.3 or $0.40 per share, compared to $6.0 million or a loss of $0.94 per share, for the first six months of 2000.

Consolidated net income from discontinued operations resulted from the sale of Ultimate in February, 2000, was $5.6 million, or $0.87 per share, for the first six months of 2000.  There was no such income during the comparable period this year; however, a provision for a reduction of $35,000 in the amount of the final escrow payment related to the sale was recognized.

Liquidity and Capital Resources

The Company's negative working capital (current assets less current liabilities) at June 30, 2001 was $21.7 million compared with negative working capital of $20.3 million at December 31, 2000.  At June 30, 2001, the Company had no material commitments for capital expenditures.  The Company's negative working capital in both periods results primarily from net losses and the maturity on December 31, 2000 of the Company's outstanding debt.

As reported in Note 6 above, the Company, at various times, had been in violation of the provisions of its several loan agreements resulting in modifications of the terms of each including an acceleration of the maturities of the Term Loan and the Notes December, 31, 2000.  Currently, the Company does not have the capability to repay or replace any of the obligations which are currently due upon demand and that fact raises substantial doubt about the Company’s ability to continue as a going concern.

In early January, the Company accepted the resignation of  Progressive’s  President and Vice President of Sales and Marketing and has since replaced them with individuals who possess substantial experience in the food service industry. In addition, the direct sales force has been increased and the Chairman of the Company has assumed the position of Chief Executive Officer of Progressive.  The Company believes these changes will assist materially in the efforts to increase revenues and related gross profits.   Late in the first quarter the Company also eliminated one level of  management in the engineering and development area.  Management believes this action will improve efficiency  as well as reduce costs within the Company.   Additionally, management is attempting to effect a restructuring designed to improve the financial condition the Company.  No agreements with respect to this action have been achieved.

NASDAQ Listing

The Company does not meet the net tangible asset or price per share requirements for listing on the Nasdaq Stock Market® (“Nasdaq”).  Accordingly, during 2000, the Company's common stock was delisted from Nasdaq.  As a result of delisting, current information regarding bid and asked prices for the common stock may become less readily available to brokers, dealers, and/or their customers which may reduce the liquidity of the market for the common stock which, in turn, could result in decreased demand for the common stock, a decrease in the stock price, and an increase in the spread between the bid and asked prices for the common stock.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued two Statements of Financial Accounting Standards, No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. The provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of the 40-year maximum life previously required. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001.

The Company expects to adopt the provisions of SFAS No. 142 effective January 1, 2002. The Company is in the process of determining the impact the adoption of the provisions of SFAS No. 142 will have on financial position and results of operations.

PART II.  OTHER INFORMATION

ITEM 5.              Other Information

             The information regarding the Company’s delisting from the NASDAQ National Market System contained in Item 2 of Part I hereof is hereby incorporated herein by reference.

ITEM 6.            Reports on Form 8-K

a. Reports on Form 8-K

The Company filed  Reports on Form 8-K during the period relating to the replacement of its previous independent public accounting firm of PricewaterhouseCoopers, LLP with Cherry, Bekaert & Holland, LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIDEX CORPORATION
(Registrant)

August 10, 2001	/s/ Seth M. Lukash

Seth M. Lukash Chairman of the Board, President, Chief Executive Officer, and Chief Operating Officer

August 10, 2001	/s/ William A. Beebe

William A. Beebe Vice President and Chief Financial Officer