Form 10-Q
period 2001-09-30
TRIDEX CORP
filed 2001-11-13
CIK 47254

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

      ☒        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                        September 30, 2001

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

6836 Morrison Boulevard,  Charlotte, NC 28211

(Address of principal executive offices)

(Zip Code)

(704) 295-7000

(Registrant’s telephone number, including area code)

Former address:	61 Wilton Road, Westport, CT 06880
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

YES  ☐   NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 15, 2001

Common stock, no par value	5,654,289

TRIDEX CORPORATION AND SUBSIDIARIES

TRIDEX CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(Dollars in Thousands)

(Unaudited)

	September 30, 2001	December 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$434	$397
Restricted cash (Note 2)	780	1,440
Receivables, net	891	1,967
Inventories	40	393
Other current assets	160	387
Total current assets	2,305	4,584
Property and equipment (Note 3)	1,288	1,385
Less accumulated depreciation	(922)	(690)
	366	695
Goodwill and intangible assets, net (Note 3)	4,334	5,587
Other assets	1,325	1,348
	$8,330	$12,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank loan payable (Note 6)	$3,017	$3,017
Long term debt (Note 6)	13,324	14,100
Accounts payable	1,486	2,990
Accrued liabilities	5,916	4,469
Deferred revenue	1,200	347
Total current liabilities	24,943	24,923
Shareholders’ (deficit) equity:
Common stock, no par value	1,455	1,455
Additional paid-in capital	33,893	33,893
Accumulated deficit	(50,646)	(46,742)
Receivable from sale of stock	(350)	(350)
Common shares held in treasury, at cost	(965)	(965)
Total shareholders’ (deficit) equity	(16,613)	(12,709)
	$8,330	$12,214

See notes to consolidated condensed financial statements.

TRIDEX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Dollars in Thousands Except Per Share Amounts)

(Unaudited)

	Quarters Ended		Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Net sales	$1,224	$4,405	$5,516	$12,473

Operating costs and expenses:
Cost of sales	265	2,389	1,199	7,413
Engineering, design and product development costs	422	1,011	1,353	3,288
Selling, administrative and general expenses	1,023	1,452	3,588	4,364
Depreciation and amortization	482	1,019	1,477	2,607
Impairment Charge (Note 3)	0	12,300	0	12,300
	2,192	18,171	7,617	30,452

Operating profit (loss)	(968)	(13,766)	(2,101)	(17,979)

Other charges (credits):
Interest expense, net	447	651	1,396	2,247
Other, net	93	367	540	536
	540	1,018	1,936	2,783

Loss from continuing operations before income taxes	(1,508)	(14,784)	(4,037)	(20,762)

Benefit of (provision for) income taxes	(13)	(35)	168	(105)

Net loss from continuing operations	(1,521)	(14,819)	(3,869)	(20,762)

Discontinued operations (Note 4):
Net loss from discontinued operations	0	0	0	(26)
Net gain on sale of discontinued operations	0	0	(35)	5,588

Net loss before extraordinary item	(1,521)	(14,819)	(3,904)	(15,305)

Extraordinary loss due to debt modification (Note 6)	0	0	0	(695)

Net loss	(1,521)	(14,819)	(3,904)	(16,000)
Loss per share – basic and diluted:
Loss from continuing operations	$(0.27)	$(2.33)	$(0.68)	$(3.28)
Income from discontinued operations	0.00	0.00	(0.01)	0.87
Extraordinary loss	0.00	0.00	(0.00)	(0.10)
Net income(loss)	(0.27)	(2.33)	(0.69)	(2.51)
Weighted average shares outstanding
Basic and diluted	5,654,289	6,368,289	5,654,289	6,368,289

See notes to consolidated condensed financial statements.

TRIDEX CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2001	September 30, 2000

Cash flows from operating activities:
Net income (loss)	$(3,904)	$(16,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	232	419
Amortization of goodwill and intangible assets and purchased and internally developed software	1,252	2,668
Debt discount amortization	--	559
Gain on sale of assets	(7)	(8)
Gain on sale of discontinued operations	--	(5,588)
Loss/(gain) from discontinued operations	35	26
Extraordinary loss due to debt modification	--	695
Impairment charge on long-lived assets		12,300
Changes in operating assets and liabilities:
Receivables	1,076	3,377
Inventory	353	323
Other current assets	227	188
Other assets	23	(597)
Accounts payable, accrued liabilities, deferred revenue and income taxes payable	796	1,972
Net cash used in operating activities of continuing operations	83	344

Cash flows from investing activities:
Purchases of plant and equipment		(95)
Capitalized software development costs	--	0
Proceeds from sale of assets	69	8
Proceeds from sale of discontinued operations, net of transaction expenses	--	11,443
Net cash provided by investing activities of continuing operations	69	11,356

Cash flows from financing activities:
Collection of stock sale receivable	--	400
Net change in borrowings under line of credit	--	(2,723)
Withdrawal from restricted cash	661	0
Net change in borrowings of long term debt	(776)	(8,000)
Net cash flow of discontinued operations	--	0
Net cash (used in)/provided by financing activities	(115)	(10,323)

Increase in cash and cash equivalents	37	1,367
Cash and cash equivalents at beginning of period	397	367
Cash and cash equivalents at end of period	$434	$1,734

Supplemental cash flow information:
Interest paid	$1,106	$1,062
Income taxes paid	(181)	50

See notes to consolidated condensed financial statements.

TRIDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.  General

Tridex Corporation (the “Company”), through its wholly-owned operating subsidiary, Progressive Software, Inc. (“Progressive”), is a leading designer, developer, and marketer of specialized point-of-sale, back office and enterprise technology for the food service industry.

As more fully discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, the Company experienced net losses from continuing operations of approximately $22.0 million and $16.3 million in each of the years ended December 31, 2000 and 1999, respectively, and such losses have continued during the first nine months of 2001. In addition, all of the Company’s debt matured on December 31, 2000 and no agreements with respect to extension or terms under which any extensions may be offered has been reached with the holders of the matured debt.  These matters and their effect on the Company’s liquidity raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from this uncertainty.

2.  Restricted Cash

Restricted cash represents a portion of the proceeds received under the terms of the settlement of litigation with the former owner of Progressive in October , 2000.  The terms of the Company’s Credit Agreement (see Note 6) required the proceeds be used to reduce the outstanding amounts of that debt.  However, before that could be accomplished, a portion of the proceeds were attached by the plaintiffs in the Foley Street matter (see Note 7).  Subsequently, the amount of the cash proceeds of the settlement in excess of the claim of the Foley Street plaintiffs ($445,000) was applied to the outstanding balance of the debt issued under the terms of the Credit Agreement.  The remainder, $780,000, remains in escrow pending resolution of the matter and has been reflected in the Company’s financial statements as restricted cash.

In addition to cash, the settlement returned to the Company 714,000 shares of its common stock which were retired.  The terms of the Credit Agreement required that the cash equivalent of those shares be used to further pay down the debt.  This was not done. As more fully discussed in Note 6, the Company is in default of the Credit Agreement and is  seeking a restructuring of the debt.  As a result, the Company may be required to reissue the 714,000 shares of common stock, or provide their equivalent in cash, to the holders of the debt issued under the terms of the Credit Agreement.

3.  Impairment of Long-Lived Assets.

The Company periodically reviews goodwill, intangibles and other long-term assets to assess recoverability based upon expectations of non-discounted cash flows from operations.  The operating results of Progressive during fiscal 2000  were below management's  expectations and as a result, in August 2000, management instituted a reduction-in-force at Progressive, revised its operating forecasts and initiated an evaluation of the carrying value of long-lived assets.  The evaluation commenced with estimates of the future cash flows, on an undiscounted basis, expected to result from the assets and their eventual disposition.  Based on this evaluation, management concluded that an impairment of the acquired assets had occurred and recorded a write down of such assets to fair value. In accordance with the provisions of the Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, the Company recorded an impairment charge of $12.3 million, consisting of $9.8 million of goodwill, $2.2 million of purchased technology and internally developed software costs and $294,000 of plant and equipment.  Following the impairment charge, the carrying value of goodwill is zero. Considerable management judgment was involved in estimating fair value and, therefore, operating results could vary significantly from management’s estimates.

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

Computation of Per Share Earnings

(Dollars in Thousands)

(Unaudited)

	Quarters Ended
	September 30, 2001	September 30, 2000
BASIC: EARNINGS (LOSS)
Net Income (Loss)	$(1,521)	$(14,819)

SHARES:
Weighted average shares outstanding	5,654,289	6,368,289

EARNINGS (LOSS) PER SHARE – BASIC:	(0.27)	(2.33)

DILUTED: EARNINGS (LOSS)
Net income(loss)	$(1,521)	$(14,819)

SHARES:
Weighted average shares outstanding	5,654,289	6,368,289

EARNINGS (LOSS) PER SHARE – DILUTED:	(0.27)	(2.33)

6.  Bank Credit Agreement and Subordinated Debt:

The components of debt are:

	June 30, 2001	December 31, 2000
	(Dollars in thousands)
Term loan payable	$2,324	$3,100
Senior subordinated notes, net of discount	11,000	11,000
	13,324	14,100
Current portion	13,324	14,100
Long term portion	$0	$0

In April 1998, the Company entered into a credit agreement with Fleet National Bank which provided a $12.0 million Senior Term Loan (the “Term Loan”) with a maturity of March 31, 2003 and an $8.0 million Working Capital Facility (the “WCF”).  At the same time, the Company sold Senior Subordinated Notes due April 17, 2005 (the “Notes”) in the principal amount of $11.0 million to Massachusetts Mutual Life Insurance Company and affiliates (collectively, the “Mass Mutual Investors”).  The proceeds of the Term Loan and the Notes were used in the acquisition of Progressive.  The Term Loan and the WCF are secured by a first priority security interest in substantially all of the Company’s assets. In February 2000, the Company used a portion of the proceeds from the sale of Ultimate to retire $8.0 million principal amount of the Term Loan and $3.0 million to repay a portion of the WCF.  At September 30, 2001, the interest rates were 10.5%, 10.5% and 12.0% on the Term Loan, the WCF and the Notes, respectively.

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

On February 18, 2000, the MassMutual Investors agreed to certain modifications of the Notes including the acceleration of their maturity to December 31, 2000.  That acceleration of the maturity of the Notes constituted a substantial debt modification, which under EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments", required the Notes to be adjusted to their fair value as of the date of the February 18, 2000 amendment. The Company calculated the present value of the principal and interest due December 31, 2000 using the remaining maturity period of the Notes and an estimated fair value interest rate at the modification date. As a result of this modification, the Company recognized a debt extinguishment loss of $695,000 which was recorded as an extraordinary item in the quarter ending March 31, 2000.

As reported previously, the Company, at various times, has been in violation of the covenants of both the Term Loan, the WCF and the Notes, resulting in several modifications of the terms of each, including an acceleration of the maturities of the Term Loan and the Notes to December, 31, 2000.   As a result, all of the Company’s debt is due upon demand and that fact raises substantial doubt about the Company’s ability to continue as a going concern.  The Term Loan, WCF and Notes are reflected as current liabilities in the Company’s financial statements.

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

7.  Commitments and Contingencies:

Allu Realty (“Allu”), a Massachusetts business trust owned by the Company, is the former owner of land located at 100 Foley Street, Somerville, Massachusetts (the “Site”).  Allu sold the Site to 100 Foley Street Incorporated (“Foley”), an unrelated entity.  In 1984, Allu and the Company disclosed to the Massachusetts Department of the Attorney General the existence of chromium, oil and grease at the Site. As a result, the Environmental Protection Division of the Department of the Attorney General and the Massachusetts Department of Environmental Protection conducted an investigation of the Site. In 1993, the Company entered into an agreement with Foley pursuant to which the Company and Foley agreed to pay 75% and 25%, respectively, of the costs incurred after January 1, 1992 in connection with the investigation and remediation of the Site (the "Site Participation Agreement"). The Site Participation Agreement also provided that, to the extent there are available proceeds from the sale of the Site, the Company would be reimbursed approximately $200,000 of the $250,000 it expended in connection with the Site prior to January 1, 1992.   As of September 30, 2001, the Company had spent approximately $810,000 in connection with the  Site.

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

On October 16, 2000, the United States District Court for Massachusetts entered judgment against the Company in the amount of approximately $791,000, of which approximately $156,000 represented legal fees awarded to the opposing party and approximately $108,000 represented interest.  The Company filed various post-trial motions seeking to vacate the judgment or to have it modified. If these motions are unsuccessful, the Company intends to appeal the judgement of the Court. Subsequently, Foley attached $791,000 in cash being held for the account of the Company by a third party. The Company has moved to discharge the attachment, which motion has not yet been heard. As of September 30, 2001, the Company had accrued $791,000 with respect to its potential liability under this judgment. The Company is unable to forecast when this litigation will finally be resolved or the amount of its ultimate exposure with respect thereto.

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

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

Consolidated net sales for the quarter ended September 30, 2001 decreased $3.2 million (72%) to $1.2 million from $4.4 million in the comparable 2000 period. Sales of hardware decreased by $2.5 million during the period reflecting the fact that the Company is de-emphasizing its participation as principal in transactions involving hardware used in conjunction with its software.  Gross margins associated with such transactions are substantially less than those generated by sale of software and the financial resources currently available to the Company cannot fund the investment in inventories and accounts receivable required to support such sales. Sales of software also decreased during the period when compared to last year from $1.3 million in 2000 to $422,000 currently, a reduction of 67%.  Revenues generated by development services also declined from $306,000 in 2000 to $256,000 this year.  However, revenues associated with help desk and product maintenance increased to $505,000 from $234,000, or 116%.  Management believes this source of revenue will become an increasingly important segment of the Company’s revenue.  As noted in the Company’s Quarterly Report on Form 10-Q for the period ended June 30,2001, management believes that the decrease in technology investment in the aftermath of investments made to insure against problems associated with Year 2000 issues as well as current economic conditions have affected sales levels.   However, it is not possible to quantify the impact of these conditions or the possible effect, if any, of the terrorist attacks of September 11th and related subsequent events.

Consolidated gross profit decreased 53% to $959,000 from $2.0 million the prior year.  However, gross profit margins improved substantially from 46% to 78%.  This increase results principally from the magnitude of the gross margins associated with the sales of software and services when compared with those related to hardware sales.  Such sales contributed 97% of total revenues in 2001 compared to 43% in 2000.

Consolidated engineering, design and product development costs decreased during the current quarter to $422,000, a 58% reduction from $1.0 million in the same period a year ago.  In the third quarter of 2000, these expenses reflected the efforts directed toward final enhancements of the new version of the Company's IRIS software product.   These efforts were completed during that quarter.  As a result, in August of last year the Company effected a reduction in engineering personnel, including contract personnel, thereby substantially reducing the level of these expenses in the finalmonths of 2000 as well as in the current year.

Consolidated selling, administrative and general expenses decreased 30% to $1.0 million from $1.5 million a year ago.  The overall decrease results from substantial reductions in staff and related expenses both at corporate headquarters and at Progressive.  In July, the Company closed its headquarters facility in Westport, CT and relocated all remaining operations to Progressive’s headquarters in Charlotte, NC.

Consolidated depreciation and amortization for the current period was $482,000, a decrease of $537,000 (53%) from the same period a year ago.  As noted in Note 3 above and more fully described in the Company’s Quarterly Report on Form 10-Q and Annual Report on Form 10-K for the periods ended September 30 and December 31, 2000, last year the Company recorded an impairment charge of $12,300,000, reducing the value of goodwill, purchased and internally developed software and plant and equipment. As a result, during the current period the amounts provided for depreciation and amortization of the remaining asset values have been substantially reduced.  Additionally, in July of this year, in conjunction with the closing of the facility as described above, the Company sold all of the furniture and fixtures located in its Westport headquarters for $96,000.  The proceeds were used to reduce the principal amount of the Term Loan described in Note 6 above.

Consolidated continuing operating losses for the period were $957,000, an improvement of 35% compared to losses of $1.5 million in the comparable period last year, before giving effect to the impairment charge described in the preceding paragraph.   Management does not expect the Company to operate profitably during the balance of the year.

Consolidated net interest expense for the current period was $447,000 compared to $678,000 a year ago. The decrease results from reductions in the principal amount of the Term Loan effected by the release of a portion of the settlement proceeds of litigation, the release of funds related to the sale of Ultimate which had been held in escrow and the proceeds from the sale of certain assets related to the closing of the Westport offices as well as from reductions in effective interest rates from those experienced a year ago.  Interest expense is net of interest income of $24,000 this year and $27,000 in 2000.

Consolidated other expense amounted to  $93,000 in the current year compared with $367,000 last year which included a provision of $360,000 for liabilities related to the 100 Foley Street litigation described in Note 7 above.  A provision for $60,000 related to litigation at Progressive has been included in the results for the current quarter.

Consolidated provision for income taxes reflects a provision for estimated state taxes of $13,000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Consolidated net sales for the nine months ended September 30, 2001 decreased $7.0 million (56%) to $5.5 million from $12.5 million in the comparable period last year.  As was the case in previous quarters, hardware sales decreased substantially when compared to the same period a year ago.  In addition, software sales and services decreased by approximately 32% before giving effect to the enterprise license granted to Starbucks Corporation in April.  For a discussion of the factors which management believes have affected revenues during the period, see the discussion of quarterly results above.

Consolidated gross profit decreased 15% to $4.3 million from $5.1 million in the prior year. The decrease relates principally to the reduction in the portion of total revenues contributed by hardware sales during the current period  when compared to the same period a year ago.  Consolidated gross profit margin increased to 78% of sales from 41% last year. The enterprise license granted to Starbucks Corporation in the second quarter of this year contributed significantly to these results.

 Consolidated engineering, design and product development costs decreased $1.9 million (59%) to $1.4 from $3.3 million  last year.  As noted above, this decrease is principally the result of the reduction in force which took place in the third quarter of 2000 as well as from a reorganization effected in the first quarter of this year which had the effect of eliminating one level of management in this area.

Consolidated selling, administrative and general expenses decreased 18% to $3.6 million from $4.4 million a year ago.  The decrease results from reductions in staff and related expenses at both Tridex and Progressive.

Consolidated depreciation and amortization for the current period was $1.5 compared to $3.1 million last year.   As noted above, the decrease results principally from the effect of the impairment charge taken in the third quarter of 2000 as described in Note 3 above.

Consolidated continuing operating losses for the period amounted to $2.1 million compared to losses of $18.0 million last year.  Before giving effect to the impairment charge described above such losses reflect an improvement of approximately 63% over the comparable results a year ago.  As noted above, the improvement in operating results is a function of the non-recurring revenues generated by the Starbucks enterprise license, reduced depreciation and amortization resulting from last year’s impairment charge and reduced operating expenses, offset to some extent by reduced revenues.

Consolidated net interest expense for the current period was $1.4 million compared to $2.2 million a year ago. The decrease is principally the result of decreases in prevailing interest rates during the current period compared with rates in effect last year and the reduction in the amount of extant bank debt.  Interest expense is net of interest income of $110,000 in 2001 and $87,000 last year.

Consolidated other expense, as noted above, consists of principally of charges related to the relocation of the Company’s offices, expense related to certain provisions of its extant debt and a provision for $60,000 for litigation at Progressive.

Consolidated net loss from continuing operations in the first nine months of 2001 was $3.8 or $0.67 per share, compared to $20.1 million or a loss of $3.28 per share, for the first nine months of 2000.

Consolidated net income from discontinued operations resulted from the sale of Ultimate in February 2000 and was $5.6 million, or $0.87 per share, for the first nine months of 2000.  There was no such income during the comparable period this year, however, a provision for a reduction of $35,000 in the amount of the final escrow payment related to the sale was recognized.

Liquidity and Capital Resources

The Company's negative working capital (current assets less current liabilities) at September 30, 2001 was $22.6 million compared with negative working capital of $20.3 million at December 31, 2000.  At September 30, 2001, the Company had no material commitments for capital expenditures.  The Company's negative working capital in both periods results primarily from net losses and the maturity on December 31, 2000 of the Company's outstanding debt.

As reported in Note 6 above, the Company, at various times, had been in violation of the provisions of its several loan agreements resulting in modifications of the terms of each including an acceleration of the maturities of the Term Loan and the Notes to December, 31, 2000.  Currently, the Company does not have the capability to repay or replace any of the obligations which are currently due upon demand and that fact raises substantial doubt about the Company’s ability to continue as a going concern.  The Company continues to negotiate a restructuring of its debt.

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

ITEM 6.          Reports on Form 8-K

a. Reports on Form 8-K

The Company filed  no Reports on Form 8-K during the period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIDEX CORPORATION
(Registrant)

October 30, 2001	/s/ Seth M. Lukash
Seth M. Lukash
Chairman of the Board, President, Chief Executive
Officer, and Chief Operating Officer

October 30, 2001	/s/ William A. Beebe
William A. Beebe
Vice President and Chief Financial Officer

#457231 v3